Form 10-K/A
period 2015-12-31
PEPCO HOLDINGS LLC
filed 2016-04-28
CIK 1135971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number	Exact Name of Registrant as Specified in its Charter, State or Other Jurisdiction of Incorporation, Address of Principal Executive Offices, Zip Code and Telephone Number (Including Area Code)	I.R.S. Employer Identification Number
001-31403	PEPCO HOLDINGS LLC (Pepco Holdings), a Delaware corporation 701 Ninth Street, N.W. Washington, D.C. 20068 Telephone: (202) 872-2000	52-2297449

Securities registered pursuant to Section 12(b) of the Act:

None.

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company
☒	☐	☐	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Aggregate Market Value of Voting and Non- Voting Common Equity Held by Non- Affiliates of the Registrant at June 30, 2015	Number of Shares of Common Stock of the Registrant Outstanding at March 23, 2016
$6,802.6 million (a)	254,418,054 (b) ($.01 par value)

_____________

(a)	Solely for purposes of calculating this aggregate market value, Pepco Holdings has defined its affiliates to include (i) those persons who were, as of June 30, 2015, its executive officers, directors and beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2015, to be controlled by, or under common control with, Pepco Holdings or any of the persons described in clause (i) above..

(b)	On March 23, 2016, Exelon Corporation (Exelon), completed the acquisition of Pepco Holdings through a merger (the Merger) of Purple Acquisition Corp., an indirect, wholly owned subsidiary of Exelon (Merger Sub), with Pepco Holdings pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 18, 2014, by and among Exelon, Pepco Holdings and Merger Sub (the Merger Agreement). As a result of the Merger, Pepco Holdings became an indirect, wholly owned subsidiary of Exelon. Effective as of the opening of trading on the New York Stock Exchange (NYSE) on March 24, 2016, the shares of Pepco Holdings common stock, which previously traded under the symbol “POM”, were suspended from trading on, and were delisted from, the NYSE.

 i

EXPLANATORY NOTE

This Amendment No. 1 (this Amendment) to the Annual Report on Form 10-K for the year ended December 31, 2015 (the Original Form 10-K) for Pepco Holdings (as Pepco Holdings, Inc.), is being filed solely to amend the Original Form 10-K to include the Part III information omitted therefrom in reliance upon General Instruction G(3) thereto. The reference to the definitive proxy statement on the cover page of the Original Form 10-K as a document that may be incorporated by reference has been deleted, references to subsidiary registrants that were included in the Original Form 10-K have been removed, and the number of shares of Pepco Holdings, Inc. common stock has been updated as of the end of trading immediately prior to the completion of the transaction described below.

On March 23, 2016, Exelon Corporation (Exelon), completed the acquisition of Pepco Holdings through a merger (the Merger) of Purple Acquisition Corp., an indirect, wholly owned subsidiary of Exelon (Merger Sub), with Pepco Holdings pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 18, 2014, by and among Exelon, Pepco Holdings and Merger Sub (the Merger Agreement). As a result of the Merger, Pepco Holdings became an indirect, wholly owned subsidiary of Exelon. Immediately following the completion of the Merger, Pepco Holdings was converted from a Delaware corporation to a Delaware limited liability company (the Conversion). Pursuant to the Conversion, the name of the Company was changed from Pepco Holdings, Inc. to Pepco Holdings LLC.

As a result of the Merger, Pepco Holdings will not file a proxy statement and will not hold an annual meeting of stockholders in 2016.

Other than as set forth above, no other items or sub-items of the Original Form 10-K are being revised by this Amendment. Information in the Original Form 10-K is generally stated as of December 31, 2015 and this Amendment does not reflect any subsequent information or events other than those described above. As required by Rule 12b-15 under the Exchange Act, Item 15(a)(3) of this Amendment includes the certifications from the Chief Executive Officer and Chief Financial Officer of Pepco Holdings required under Rule 13a-14(a) under the Exchange Act (attached hereto as Exhibits 31.1 and 31.2), and they have been abbreviated as permitted under interpretations of the Staff of the Division of Corporation Finance of the SEC. Because no financial statements are contained in this Amendment, the certifications specified by Rule 13a-14(b) under the Exchange Act have not been included.

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

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company,” or “Pepco Holdings” in the Part III information contained in this Amendment are to Pepco Holdings LLC without its subsidiaries.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Pepco Holdings

The following individuals comprised the board of directors of Pepco Holdings immediately prior to the consummation of the Merger with Exelon.

Paul M. Barbas, age 59, was President and Chief Executive Officer of DPL Inc., the utility holding company of The Dayton Power and Light Company, or DP&L, from October 2006 until December 2011. He also served on the board of directors of DPL Inc. and DP&L from October 2006 to November 2011. He has served as a director of Dynegy, Inc., a publicly traded electricity generation company, since October 2012. Mr. Barbas previously served as Executive Vice President and Chief Operating Officer of Chesapeake Utilities Corporation, a diversified utility company engaged in natural gas distribution, transmission and marketing, propane gas distribution and wholesale marketing and other related services, from 2005 until October 2006, as an Executive Vice President from 2004 until 2005, and as President of Chesapeake Service Company and Vice President of Chesapeake Utilities Corporation, from 2003 until 2004. From 2001 until 2003, Mr. Barbas was Executive Vice President of Allegheny Power, responsible for the operational and strategic functions of Allegheny Energy, Inc.’s regulated utility operations, serving 1.6 million customers with 3,200 employees. Mr. Barbas joined Allegheny Energy in 1999 as President of its Ventures unit. He had been a director of the Company since September 25, 2013.

Mr. Barbas’s qualifications for election to the Board include his perspective and experience as a former President and Chief Executive Officer of a regulated public utility company. Mr. Barbas brought extensive utility, management and oversight experience, having served in executive management positions with various utility and other companies. He also has a broad background in finance and marketing and brought a strong understanding of power operations and energy markets. He contributed significantly to oversight responsibilities on matters relating to executive compensation and compensation strategy and has served as the Chairman of Dynegy, Inc.’s Compensation and Human Resources Committee since October 2012.

Jack B. Dunn, IV, age 65, served as Chief Executive Officer of FTI Consulting, Inc. (FTI), a publicly held, multi-disciplined global consulting firm located in West Palm Beach, Florida, from October 1995 to January 2014, and served as President of FTI from October 2004 to January 2014. He also served as a director of FTI from 1992 to January 2014, and served as its Chairman of the Board from December 1998 to October 2004. He remains a part-time employee of FTI. Mr. Dunn served as a director of Aether Systems, Inc., which became Aether Holdings, Inc., and then NexCen Brands, Inc., from June 2002 through September 2008. Mr. Dunn is also a director of Terbium Labs, a small privately owned software solutions firm in the cyber security industry and ACA Compliance, a privately owned firm providing compliance services to financial institutions, a limited partner in the Baltimore Orioles and a member of the Board of Trustees of Johns Hopkins Medicine. He had been a director of the Company since May 21, 2004.

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

H. Russell Frisby, Jr., age 65, since 2009 has been a partner in the Energy, Mining, Transportation and Telecommunications Group of Stinson Leonard Street LLP, a law firm located in Washington, D.C. From

1995 to 1998, he served as Chairman of the Maryland Public Service Commission, or the MPSC. Mr. Frisby also was the President and Chief Executive Officer of the Competitive Telecommunications Association from 1998 to 2005 and a partner with the law firms of Kirkpatrick & Lockhart Nicholson Graham LLP from 2005 to 2006 and Fleischman and Harding LLP from 2006 to 2008. He served as a director of PAETEC Holding Corp., a broadband communications provider, from February 2007 until November 2011. Mr. Frisby had been a director of the Company since September 27, 2012.

Mr. Frisby’s qualifications for election to the Board include his experience as a regulatory and corporate lawyer, as well as the regulatory, public policy and governmental affairs knowledge that he gained as a Chairman of the MPSC and Chief Executive Officer of a telecommunications industry organization, as well as his prior service as a public company director. Mr. Frisby also lives, works and has served as a director of several non-profit organizations in our operating territory, and therefore has significant community ties within the region.

Terence C. Golden, age 71, since 2000 has been Chairman of Bailey Capital Corporation in Washington, D.C. Bailey Capital Corporation is a private investment company. From 1995 until May 2000, Mr. Golden was President and Chief Executive Officer of Host Hotels and Resorts (formerly Host Marriott Corporation), the lodging real estate company that includes among its holdings Marriott, Ritz-Carlton, Four Seasons, Hyatt, Hilton, Westin, W, Sheraton and Fairmont hotels. Mr. Golden has also served as a director of Host Hotels and Resorts since 1995. From May 2008 to March 2013, he served as a trustee and member of the Audit Committee of Washington Real Estate Investment Trust. Mr. Golden also serves as a trustee of the Federal City Council. He had been a director of the Company since August 1, 2002, and previously was a director of Potomac Electric Power Company, or Pepco, from 1998 until it merged with Conectiv on August 1, 2002.

Mr. Golden’s qualifications for election to the Board include his extensive accounting and financial management experience, as well as his perspective and experience as a former Chief Executive Officer and Chief Financial Officer of Host Hotels and Resorts with responsibility for accounting, cash management, tax and corporate and project financing. In addition to his experience described above, Mr. Golden served as the Chief Financial Officer of the Oliver Carr Company, one of the largest real estate companies in the mid-Atlantic region. Mr. Golden also was national managing partner of Trammell Crow Residential Companies, one of the largest residential development companies in the United States. Mr. Golden lives, works and serves as a director for several non-profit organizations in our operating territory, and therefore has significant community ties within the region.

Barbara J. Krumsiek, age 63, from 2006 to March 31, 2015 was Chair of Calvert Investments, Inc. (Calvert), an investment management and research firm based in Bethesda, Maryland. Ms. Krumsiek was President and Chief Executive Officer of Calvert from 1997 to December 31, 2014, also serving as a director of Calvert sponsored mutual funds over this same period. From January 1 through March 31, 2015, Ms. Krumsiek served as Chair of the Calvert Institute, a research initiative of Calvert. During Ms. Krumsiek’s tenure as CEO, Calvert offered a range of fixed income, money market and equity mutual funds including a full family of socially responsible mutual funds. Ms. Krumsiek had been a director of the Company since May 18, 2007.

Ms. Krumsiek’s qualifications for election to the Board include her financial knowledge from an investor standpoint and her insights as a former Chief Executive Officer, including her familiarity with issues of corporate governance, compensation, risk assessment and technology. Ms. Krumsiek served as Chief Executive Officer of Calvert for 17 years, after 23 years of experience with Alliance Capital Management. In her capacity as CEO of Calvert, she oversaw all aspects of corporate operations, including strategic planning, compliance and risk management, financial management, financial statement preparation, and information technology. Ms. Krumsiek also has experience with environmental and corporate social responsibility issues. Ms. Krumsiek lives and works in our operating territory, is a former Chair of the Greater Washington Board of Trade, has been named a Senior Industry Fellow in the Women’s Leadership Institute at the McDonough School of Business at Georgetown University, serves as a director for several other non-profit organizations in our operating territory, and therefore has significant community ties within the region.

Lawrence C. Nussdorf, age 69, is Chairman and Chief Executive Officer of Clark Enterprises, Inc., a private investment company based in Bethesda, Maryland. He previously served as President and Chief Operating Officer of Clark Enterprises from 1998 to 2015 and as Vice President and Treasurer of Clark Construction Group, LLC from 1977 through 2015. He also served as a director of CapitalSource Inc. from March 2007 through April 2010. Since September 2010, Mr. Nussdorf has served as a director of Leidos Holdings, Inc. (formerly SAIC, Inc.), a science and technology solutions company, and has been Lead Independent Director of Leidos since June 2012. He had been a director of the Company since August 1, 2002, and previously was a director of Pepco from 2001 until it merged with Conectiv on August 1, 2002.

Mr. Nussdorf’s qualifications for election to the Board include his perspectives as a board member of two other NYSE-listed companies and as a long-serving Chief Operating Officer and former Chief Financial Officer. He has been at the forefront of strategic and long-term planning, as well as all aspects of management, operations, and finance of multiple businesses, involving different asset classes. Mr. Nussdorf lives, works and serves as a director for several non-profit organizations in our operating territory and, therefore, has significant community ties within the region.

Patricia A. Oelrich, age 62, from 2001 to 2009 was Vice President, IT Risk Management for GlaxoSmithKline Pharmaceuticals, a Global 100 public company. From 1995 to 2000, Dr. Oelrich served as Vice President, Internal Audit for GlaxoSmithKline. She was employed at Ernst & Young from 1975 to 1994, and was a partner from 1988 to 1994. Since December 2014, she has served as a board member of the Office of Finance of the Federal Home Loan Banks. She had been a director of the Company since May 21, 2010.

Dr. Oelrich’s qualifications for election to the Board include her perspectives on corporate governance, information technology, audit, compliance, and finance issues. Dr. Oelrich is a Certified Public Accountant and a Certified Information Systems Auditor. In her roles at GlaxoSmithKline, Dr. Oelrich directed internal audit activities worldwide, established GlaxoSmithKline’s IT Risk Management Program, and participated in establishing GlaxoSmithKline’s Corporate Compliance and Corporate Risk Management Oversight Programs. As a partner at Ernst & Young, Dr. Oelrich was in charge of the Chicago Office Information Systems Audit and Security practice that provided internal audit services and security consulting to highly regulated industries, including the financial services, insurance and healthcare industries. She also was lead financial audit partner on various engagements. Dr. Oelrich also holds a Ph.D. in human and organizational systems and has qualified as National Association of Corporate Directors Governance Fellow.

Joseph M. Rigby, age 59, was Chairman, President and Chief Executive Officer of the Company. He had been President and Chief Executive Officer of the Company from March 1, 2009 through March 23, 2016. From March 2008 to March 2009, Mr. Rigby served as President and Chief Operating Officer of the Company and from September 2007 to March 2008, he served as Executive Vice President and Chief Operating Officer of the Company. He was Senior Vice President of the Company from August 2002 to September 2007 and Chief Financial Officer from May 2004 to September 2007. From September 2007 to March 2009, Mr. Rigby was President and Chief Executive Officer of the Company’s utility subsidiaries. He had been Chairman of the Company’s utility subsidiaries since March 1, 2009. Mr. Rigby had been a director and Chairman of the Company since May 15, 2009. Since October 10, 2014, Mr. Rigby has served as a director of Dominion Midstream GP, LLC, the general partner of Dominion Midstream Partners, LP, a publicly-traded limited partnership.

Mr. Rigby’s qualifications for election to the Board include his ability to provide unique insights as the Company’s Chief Executive Officer, as well as his 37 years of experience with the Company, its subsidiaries and in the utility industry. Because of the various positions he held within the Company, Mr. Rigby had broad experience across operations, finance and human resources, and with mergers and acquisitions. Mr. Rigby also lives and works in our operating territory, was previously Chairman of the Greater Washington Board of Trade and of the United Way of the National Capital Area and currently serves as a member of the Board of Governors of Rutgers University and as a director for several non-profit organizations in our operating territory, and therefore has significant community ties within the region.

Lester P. Silverman, age 69, is Director Emeritus of McKinsey & Company, Inc., having retired from the international management consulting firm in 2005. Mr. Silverman joined McKinsey in 1982 and was head of the firm’s Electric Power and Natural Gas practice from 1991 to 1999. From 2000 to 2004, Mr. Silverman was the leader of McKinsey’s Global Nonprofit Practice. Previous positions included Principal Deputy Assistant Secretary for Policy and Evaluation in the U.S. Department of Energy from 1980 to 1981 and Director of Policy Analysis in the U.S. Department of the Interior from 1978 to 1980. Mr. Silverman is currently a director of Columbia Pipeline Group, Inc., a publicly traded gas midstream company, and is a trustee of and advisor to several national and Washington, D.C. area non-profit organizations. He had been a director of the Company since May 19, 2006, and since May 2014 had served as Lead Independent Director.

Mr. Silverman’s qualifications for election to the Board include his broad experience with the energy industry and extensive experience in government and public policy. Mr. Silverman was a consultant to electric and gas utilities for 23 years and has public policy experience in the energy field. Mr. Silverman also lives, works and serves as a director for several non-profit organizations in our operating territory, and therefore has significant community ties within the region.

Audit Committee of the Board of Directors

Prior to the completion of the Merger, the Company had a separately-designated standing Audit Committee. The members of the Audit Committee immediately prior to the Merger were Ms. Oelrich (who was the Chairman), Mr. Barbas, Mr. Golden and Mr. Nussdorf. The Board of Directors had determined that each Audit Committee member was “independent” as defined under the Company’s Corporate Governance Guidelines and applicable NYSE listing standards and that each of Ms. Oelrich, Mr. Barbas, Mr. Golden and Mr. Nussdorf was an “audit committee financial expert” as defined under SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and any beneficial owner of more than 10% of the Company’s common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock. Based on a review of such reports filed during or with respect to 2015 and on written confirmations provided by its directors and executive officers, the Company believes that during 2015 all of its directors and executive officers filed on a timely basis the reports required by Section 16(a). The Company is not aware of any person or entity that beneficially owned more than 10% of its common stock during 2015.

Code of Conduct

Prior to the Merger, the Company had adopted Corporate Business Policies, which in their totality constituted the Company’s code of business conduct and ethics. These policies applied to all of the Company’s directors, employees and others working at the Company and its subsidiaries. The Board had also adopted Corporate Governance Guidelines and charters for the Audit Committee, the Compensation/Human Resources Committee (the Compensation Committee) and the Corporate Governance/Nominating Committee (the Nominating Committee). The Board had also adopted charters for the Executive Committee and Finance Committee. Prior to the completion of the Merger, copies of these documents were available on the Company’s website as discussed in the Company’s Proxy Statement filed with the SEC on October 8, 2015.

Item 11. EXECUTIVE COMPENSATION

Compensation/Human Resources Committee Report

The Compensation Committee reviewed and discussed with our management the Compensation Discussion and Analysis, or the CD&A, required by Item 402(b) of Regulation S-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Form 10-K/A.

Dated: February 19, 2016	Paul M. Barbas, Chairman Jack B. Dunn, IV H. Russell Frisby, Jr. Lester P. Silverman

Messrs. Barbas, Dunn, Frisby and Silverman constituted the Compensation Committee of the Board of Pepco Holdings immediately prior to the completion of the Merger. Upon the closing of the Merger each of Messrs. Barbas, Dunn, Frisby and Silverman ceased to serve as directors of Pepco Holdings.

Compensation Discussion and Analysis

Executive Summary

The following is a brief overview of the more detailed discussion and analysis set forth in this CD&A section, which focuses on compensation paid with respect to 2015 to each of the Company’s executive officers who are named in the 2015 Summary Compensation Table (each, a named executive officer, or NEO). The NEOs include:

Name	Title
Joseph M. Rigby	Chairman, President and Chief Executive Officer
Frederick J. Boyle	Senior Vice President and Chief Financial Officer
David M. Velazquez	Executive Vice President
Kevin C. Fitzgerald	Executive Vice President and General Counsel
John U. Huffman	President and Chief Executive Officer of Pepco Energy Services, Inc., our wholly owned subsidiary

Exelon Merger Agreement

As discussed in the Explanatory Note, on July 18, 2014, Pepco Holdings, Exelon and Merger Sub entered into the Merger Agreement, providing the terms and conditions pursuant to which the companies would seek to complete the Merger. The Merger Agreement includes provisions for the treatment at the time of the Merger of outstanding award opportunities under the Pepco Holdings Amended and Restated Annual Executive Incentive Compensation Plan (EICP) and the Pepco Holdings 2012 Long-Term Incentive Plan (2012 LTIP). For more information, please refer to the descriptions of the EICP and 2012 LTIP in “— Executive Compensation — Amended and Restated Annual Executive Incentive Compensation Plan” and “— Executive Compensation — 2012 Long-Term Incentive Plan.” As further discussed in the Explanatory Note, the Merger was completed on March 23, 2016.

Compensation Philosophy

Our executive compensation philosophy is straightforward: we reward our executives for their contributions to our business and operational performance and stockholder value creation by tying a significant portion of their total compensation directly to our short-term and long-term performance.

Our executive compensation program is designed to:

➢	provide executives with competitive compensation opportunities and benefits;
➢	tie a significant portion of compensation to our operational and financial performance;
➢	align the financial interests of our named executive officers with those of the stockholders;
➢	provide rewards for executive performance that target recognized key drivers of performance in the utility industry;
➢	utilize performance metrics that serve to measure increases in value to our stockholders and reflect key operational and regulatory criteria;
➢	strike a careful balance between risk and reward so as to not encourage executives to take excessive risk; and
➢	further ensure that executives’ interests are aligned with stockholders through the use of executive stock ownership requirements.

Pay for Performance

We have designed a compensation program that makes a substantial percentage of executive pay variable, subject to payout or increase when performance goals are achieved or exceeded and forfeiture or reduction when they are not achieved. Also, a significant portion of the compensation paid to our President and Chief Executive Officer during 2015 was equity-based, which further aligns his compensation with the interests of our stockholders and provides for compensation that is tied directly to the continued positive performance of the Company. See “— Executive Summary — Highlights of Significant 2015 Compensation Actions” and “— Corporate Governance and Pay for Performance.”

2015 Business Results

During 2015, we continued to focus on the successful achievement of our 2015 financial and operational objectives. For the year ended December 31, 2015, the Company reported consolidated net income from continuing operations of $318 million, or $1.25 per share, as compared to $242 million, or $0.96 per share, for the year ended December 31, 2014. Our core Power Delivery Business had net income from continuing operations of $302 million in 2015 compared to $320 million in 2014. Pepco Energy Services’ consolidated net income from continuing operations was $4 million in 2015 as compared to net loss of $39 million in 2014.

During 2015, we also devoted a significant amount of our business focus to supporting activities that are helping us comply with the many conditions necessary to close the Merger, including obtaining required regulatory approvals.

2015 Operational Performance

Each year we track several key operating performance metrics, including reliability, customer satisfaction and safety, each of which are among our core values and provide the basis upon which certain of our compensation metrics are derived. In 2015, our performance exceeded the reliability standards set by each of our regulatory jurisdictions. In addition, we had the best yearly reliability performance in the Company’s tracking history in terms of both frequency and duration of outages. Our efforts to improve reliability are reflected in all three Pepco Holdings utilities’ strong ratings in 2015 for customer satisfaction with reliability. Delmarva Power & Light Company (DPL) had the highest rating with a satisfaction level of 90 percent with reliability at year-end, Atlantic City Electric Company (ACE) followed with 88 percent, and Pepco’s satisfaction level was 84 percent. Pepco Holdings' overall customer satisfaction score for 2015, calculated using an average of the year’s four quarters, was 74 percent. After several years of encouraging performance in the safety area, the 2015 rate for recordable injuries (as defined by the Occupational Safety and Health Administration (OSHA)) increased from 1.18 to 1.38 per 100 full-time employees. On a positive note, the statistics for lost time and severity of injuries decreased for the year, and although the statistics for vehicle accidents increased in 2015, the majority were low-speed, low-impact events.

Highlights of Significant 2015 Compensation Actions

To further align compensation received by our named executive officers with the interests of our stockholders and to reinforce good corporate governance practices, the Compensation Committee approved the following actions related to our executive compensation programs in 2015:

➢	We increased base salaries in 2015 for each NEO, except for Mr. Rigby, with the goal of providing a level of fixed compensation that is competitive with other comparable utilities.
➢	We entered into an Employment Extension Agreement with Mr. Fitzgerald (the Fitzgerald Extension Agreement), extending the term of his employment to the earlier of (i) June 30, 2016, or (ii) the closing date of the Merger.
➢	Based upon discussions with our institutional stockholders, advice from the Compensation Committee’s independent compensation consultant, and feedback received from a proxy advisory firm, we evaluated the metrics used under our long-term incentive plan and determined to add return on invested capital (ROIC), along with relative total shareholder return (TSR), as equally-weighted performance goals for the 2016 long-term performance-based awards under the 2012 LTIP.
➢	We continued the practice of using restricted stock units (RSUs), instead of restricted stock, for grants of annual time-based awards, because the dividend equivalent payments awarded in respect of the RSUs will not vest except to the extent that the underlying RSUs vest.
➢	We continued the practice of including compensation recovery (clawback) provisions in our equity award agreements.

Throughout this CD&A section, unless the context otherwise requires, with respect to compensation decisions involving our President and Chief Executive Officer, references to the “Compensation Committee” shall mean the independent members of the Board, in most cases upon the recommendation of the Compensation Committee.

Base Salary

Base salary increases for our named executive officers have been modest, ranging from 2.36% to 3.00% in 2015, and 2.01% to 2.55% in 2016, for those named executive officers receiving increases. In accordance with the terms of that certain Employment Extension Agreement, dated April 29, 2014, by and between Mr. Rigby and the Company (the Rigby Extension Agreement), Mr. Rigby did not receive a base salary increase for 2015 or 2016. For a description of the Rigby Extension Agreement, see “—Executive Compensation — Employment Agreements — Joseph M. Rigby.” While Mr. Fitzgerald received a salary increase in 2015, in accordance with the terms of the Fitzgerald Extension Agreement, Mr. Fitzgerald did not receive a base salary increase for 2016. For a description of the Fitzgerald Extension Agreement, see “—Executive Compensation — Employment Agreements — Kevin C. Fitzgerald.” All salary increases were made consistent with the Company’s compensation philosophy.

Annual Executive Incentive Compensation Plan

To recognize the efforts, contributions and accomplishments of our executive team which led to the Company’s positive performance in 2015, in December 2015, the Compensation Committee approved a partial cash payment to certain of our executives (other than Messrs. Rigby, Velazquez and Fitzgerald, who received restricted stock in lieu of cash, and Mr. Huffman who received no partial payment or stock settlement as it was unclear at such time whether his performance targets would be met) of 2015 EICP awards in amounts that reflected 75% of target level of performance (no partial payments were made to energy services executives of Pepco Energy Services). These awards were subject to clawback to the extent that this level of performance was not ultimately achieved.

In February 2016, the Compensation Committee made a final determination that the 2015 EICP awards were earned at levels ranging from 0.0% to 124.5%, based on the performance criteria set forth in these awards, and the amount of each EICP award that exceeded 75% of target was paid to each executive in cash.

Long-Term Incentive Plans

The Compensation Committee determined to settle and pay time-based RSU awards with respect to the 2013 to 2015 cycle in shares of common stock on December 31, 2015. In this regard, the Compensation Committee determined on December 31, 2015, the last day of the 2013 to 2015 performance period, that the performance-based RSU awards for that performance period were earned at approximately the 74th percentile, or at a level of 147.37%, based on relative TSR.

Based upon discussions with our institutional stockholders, advice from the Compensation Committee’s independent compensation consultant, and feedback received from a proxy advisory firm, the Compensation Committee evaluated the metrics used under our long-term incentive plan and determined to add ROIC, along with relative TSR, as equally-weighted performance goals for the 2016 long-term performance-based awards under the 2012 LTIP.

For 2015, the Company granted to Mr. Fitzgerald performance-based RSU awards pursuant to the terms of his employment agreement. This award featured performance criteria and goals tied to key regulatory and business initiatives that the Company believes are drivers of its operational success, and in turn, positive financial performance and creation of stockholder value. In February 2016, the Compensation Committee determined that 80% of Mr.  Fitzgerald’s award vested based upon his performance under each of the goals. However, pursuant to the terms of these awards, no shares will be issued in settlement of these awards until the day after Mr. Fitzgerald’s employment with the Company terminates.

Employment Extension Agreement with Mr. Fitzgerald

On September 11, 2015, the Company entered into the Fitzgerald Extension Agreement with Mr. Fitzgerald, extending the term of his employment to the earlier of (i) June 30, 2016, (ii) the closing date of the Merger or (iii) the date that is six months after the termination of the Merger Agreement (the

Fitzgerald Extension Period). The Compensation Committee determined to extend Mr. Fitzgerald’s employment due to his ongoing involvement in obtaining the remaining regulatory approvals required to complete the Merger. As discussed above, the Merger was completed on March 23, 2016.

The Fitzgerald Extension Agreement was effective on September 17, 2015, the expiration date of Mr. Fitzgerald’s original employment agreement, dated September 7, 2012 (the Fitzgerald Employment Agreement). The Fitzgerald Extension Agreement provides that during the Fitzgerald Extension Period the terms of Mr. Fitzgerald’s employment arrangements will remain the same as those in effect under the Fitzgerald Employment Agreement. In addition, under the terms of the Fitzgerald Extension Agreement, the termination of Mr. Fitzgerald’s employment at the end of the Fitzgerald Extension Period would constitute a “Qualifying Termination” under the Pepco Holdings Amended and Restated Change-in-Control / Severance Plan for Certain Executive Employees (the CIC Plan), which will entitle Mr. Fitzgerald to receive (i) a severance payment equal to the sum of (A) his then-current annual salary, and (B) the full amount of his target annual bonus under the EICP; and (ii) such other benefits specified by the CIC Plan.

Say on Pay

In connection with the annual meeting of stockholders in December 2015, we submitted our say on pay proposal to our stockholders for an advisory vote. The proposal received the support of the holders of 62.6% of the shares of common stock present and eligible to vote at the annual meeting.

At our 2011 annual meeting of stockholders, our stockholders indicated their preference, on an advisory basis, that the say on pay proposal be submitted annually for an advisory vote rather than every two or three years. In response, the Board determined to hold an annual advisory say on pay vote.

2015 Stockholder Outreach Efforts

In connection with 2015 stockholder outreach efforts, we contacted stockholders owning collectively approximately 40% of the Company’s outstanding shares. While the purpose of these discussions was to address executive compensation matters and corporate governance, the primary focus of the stockholders was on the pendency of our proposed Merger with Exelon. During these discussions, no significant concerns were raised by any stockholder regarding executive compensation or corporate governance matters. The comments received from stockholders reflected general support for the Company’s compensation philosophy and approach to executive compensation, but a lower level of enthusiasm for the special retention equity awards made in 2014 in connection with the proposed Merger. The Compensation Committee granted these awards in order to ensure retention of the Company’s leadership throughout the Merger process, and does not view such awards as a routine component of the Company’s compensation program. Excluding the retention grants made in light of the extraordinary situation of the pending Merger and the previously announced retirement of our CEO, the Compensation Committee believes that the Company’s compensation program achieves each of the objectives for which it was designed, including the alignment of the financial interests of the Company’s named executive officers with those of stockholders. In addition, in furtherance of its ongoing efforts to align executive compensation with long-term shareholder value, the Company also engaged with stockholders regarding possible changes to its long-term incentive program metrics for calendar year 2016. In the course of its decision-making process for 2016 as discussed herein, the Compensation Committee considered the views of stockholders, proxy advisory policies, peer group practices and advice from its independent compensation consultant.

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

As a company that owns three public utilities with operations focused on the transmission and distribution of electricity, and, to a lesser extent, natural gas, substantially all of our revenues and net income are derived directly from our utility subsidiaries’ ability to earn their allowed rates of return as determined through distribution base rate case decisions rendered by the applicable public service commission. The Compensation Committee believes that positive rate case outcomes stem from our ability to meet or exceed reliability requirements established by our regulators and customer satisfaction in our service territories with the services provided. These positive rate case outcomes also represent the single greatest factor driving the Company’s financial results, and in turn, stockholder value. In light of these considerations, our compensation philosophy rewards our executives when their performance contributes to the achievement by our utilities of key operational, reliability and customer satisfaction metrics, as well as when stockholder value increases, as measured by reference to our stock price and dividend yield.

Our executive compensation program is designed to:

➢	target median pay practices;
➢	provide executives with competitive compensation opportunities and benefits consistent with comparable companies in our industry;
➢	tie a significant portion of the total compensation of our executives to our short-term and long-term operational and financial performance;
➢	align the financial interests of our named executive officers with those of the stockholders with compensation that is substantially variable, that is, subject to payout or increase when corporate targets are achieved or exceeded and forfeiture or reduction when corporate targets are not achieved;
➢	provide rewards for executive performance that target key drivers of performance in the utility industry, the achievement of which we believe directly contributes to our long-term financial health and is responsible for creating long-term value for our stockholders;
➢	utilize performance metrics that not only serve to measure increases in value to our stockholders, but also reflect operational and regulatory criteria that are important to the successful resolution of our utility subsidiaries’ base rate cases, as well as to our regulators, customers and other stakeholders;
➢	strike a careful balance between risk and reward so as to not encourage executives to take excessive risk which could have a material adverse impact on our business, operations and financial results; and
➢	ensure that executives’ interests are aligned with stockholders through the use of executive stock ownership requirements of between one and five times base salary, depending on the executive’s position.

Corporate Governance and Pay for Performance

The cornerstones of our 2015 compensation program are the Company’s compensation governance framework and pay-for-performance philosophy, which includes the following features:

➢	We have established a pay-for-performance environment by linking short-term and long-term incentive-based compensation to the achievement of measurable business and individual performance goals.
➢	Our executive compensation program continued to focus on both long-term and short-term performance, and to emphasize at-risk over fixed compensation.
➢	Our Compensation Committee regularly receives advice on pay composition and levels of compensation from an independent compensation consultant.
➢	Base salary increases for the named executive officers are generally modest, and we evaluate base salaries and increases by reference to a named executive officer’s performance and position, as well as to the salary range for that position.
➢	Historically, as part of our equity-based long-term compensation, we have utilized a combination of time- and performance-based RSUs as a means to align the interests of our named executive officers with those of our stockholders. In light of the initially anticipated closing of the Merger in the second or third quarter of 2015, we utilized equity-based, long-term incentive compensation in the form of time-based RSUs in 2015 in order to retain key employees through either the closing or termination of the Merger.
➢	We have not granted stock options since 2002 and no named executive officer holds any Pepco Holdings stock options.
➢	We believe that the reliability of utility service and the positive performance of our utilities have a direct impact on our financial success. Public utility commissions view our utilities’ performance and acceptable levels of compensation through the lens of specific operating metrics. We believe our use of these metrics as a part of incentive compensation performance goals supports our mission to seek positive relationships with our regulators, customers and other stakeholders. As a result, we have continued to incorporate critical utility operating metrics into our short-term and long-term incentive awards as permitted by the relevant plans.
➢	We have a common stock ownership requirement that applies to all of our named executive officers, except Mr. Huffman, who is not an officer of the Company. Each of these officers has satisfied this requirement.
➢	We provide our named executive officers with reasonable amounts of perquisites and personal benefits compared to their total compensation.
➢	We maintain a strong risk management program which includes our Compensation Committee’s ongoing evaluation and oversight of the relationship between our compensation programs and risk.
➢	We will recoup certain incentive compensation payments made to our Chief Executive Officer and Chief Financial Officer when required under the Sarbanes-Oxley Act.
➢	Employment agreements and award agreements for all executives under the 2012 LTIP include clawback provisions intended to satisfy the requirements of the Sarbanes-Oxley Act, and, when implemented, the Dodd-Frank Act.
➢	We have adopted “no hedging”, “no pledging” and “no margining” policies that apply to all of our directors, officers and certain other employees.

The Compensation Process

The Compensation Committee is responsible for all executive compensation decisions with respect to each of the named executive officers, except for Mr. Rigby’s compensation, which is approved by all of the independent directors, in most cases based on the recommendation of the Compensation Committee.

To assist it in carrying out its responsibilities, the Compensation Committee requests and receives recommendations from the Chief Executive Officer with respect to the compensation packages of the other named executive officers, including the selection and weighting of the specific performance objectives applicable to short-term and long-term incentive awards.

When structuring compensation arrangements for the named executive officers and other executives, the Compensation Committee typically receives advice from its independent compensation consultant concerning pay mix and levels of compensation, as well as information with respect to the financial costs and tax and accounting consequences associated with the various elements of compensation. Since 2007, the Compensation Committee has engaged Pearl Meyer & Partners, referred to as Pearl Meyer, as its independent compensation consultant to advise it on various executive compensation matters. Pursuant to this engagement, Pearl Meyer annually:

➢	attends Compensation Committee meetings and provides advice to the Compensation Committee, including a review of materials related to the meeting;
➢	conducts peer group reviews and periodically provides benchmarking analyses for the Compensation Committee as requested;
➢	analyzes certain compensation practices of the companies in our peer group;
➢	reviews and advises the Compensation Committee on compensation metrics and proposed changes to such metrics;
➢	upon request of the Compensation Committee, prepares an update on executive compensation trends and changes in proxy advisory firm policies;
➢	provides advice on compensation packages and proposed new salary ranges to be provided to Company executives, as well as total executive compensation, as requested by the Compensation Committee;
➢	conducts pay-for-performance analyses; and
➢	provides other various industry and compensation data, as may be requested by the Compensation Committee from time to time.

Compensation Levels and Benchmarking

Compensation levels for our NEOs are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience, pay levels in the marketplace for similar positions and performance of the individual and the Company as a whole.

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

Based on benchmarking data provided by Pearl Meyer, as well as other data sources, the Compensation Committee assesses competitive market compensation practices. One of the primary ways the Compensation Committee evaluates the Company’s executive compensation arrangements relative to other companies is to compare the Company’s practices to a group of companies that are primarily electricity and natural gas distribution companies with similar amounts of assets and revenues, and similar market capitalization. The composition of this group of peer companies is reassessed annually and its composition may be changed by the Compensation Committee from year to year to reflect corporate transactions or other events that may affect the comparability of one or more of the constituent companies.

For 2015, the Utility Peer Group consisted of the 18 companies listed below, which we refer to as the 2015 Utility Peer Group. At December 31, 2015, the Company ranked at the 37th percentile in total assets and at the 21st percentile in market capitalization, relative to the companies that comprised the 2015 Utility Peer Group.

2015 Utility Peer Group

Alliant Energy Corporation	Eversource Energy	Public Service Enterprise Group
Ameren Corporation	Great Plains Energy Incorporated	SCANA Corporation
CenterPoint Energy, Inc.	OGE Energy Corp.	TECO Energy, Inc.
CMS Energy Corporation	Pinnacle West Capital Corporation	WEC Energy Group, Inc.
Consolidated Edison, Inc.	Portland General Electric Company	Westar Energy, Inc.
DTE Energy Company	PPL Corporation	Xcel Energy Inc.

Based on discussions with Pearl Meyer, aside from the removal of TECO Energy, Inc. due to its pending merger with Emera Inc., the Compensation Committee did not make any changes on the composition of the Utility Peer Group for 2016.

Components of the Executive Compensation Program

The main components of the Company’s executive compensation program for its executives (currently consisting of 59 persons), including the named executive officers, are set forth in the following table. A more detailed description is provided in the sections below.

Element	Purpose	Key Characteristics
Base Salary	Provides a fixed level of compensation for an executive to perform the essential elements of the job.

Based on a combination of factors, including the executive’s level of experience, tenure with the Company in the position and performance.

Reviewed annually and adjusted when appropriate based on competitive and other factors.

Discretionary Bonuses	Awarded where extraordinary efforts or special circumstances warrant.	Cash payment that is awarded in rare instances at the discretion of the Compensation Committee.
Annual Cash Incentive	Motivates executives to achieve targeted financial results and operational goals, which in turn drives stockholder value.

Opportunity to earn between zero and 180% of target, which is equal to a percentage of the executive’s annual base salary.

Performance metrics consist of financial and operational criteria chosen to support the Company’s mission to seek positive relationships with regulators, customers and other stakeholders.

Element	Purpose	Key Characteristics
Long-Term Performance-Based RSU Awards	Rewards executives for strong long-term financial and stock price performance.

Aligns executives’ financial interests with the long-term interests of stockholders.

Three-year vesting and subject to forfeiture, with certain exceptions, if the employment of the executive terminates before the end of the three-year period.

Historically utilized relative TSR as sole performance metric. For 2016 grants, ROIC was added as an additional performance metric.

Long-Term Time-Based RSU Awards	Promotes retention of key employees.	Three-year vesting and subject to forfeiture, subject to certain exceptions, if the employment of the executive terminates before the end of the three-year period.
Retirement Programs	Promotes retention of key employees.

Generally provides retirement benefits to employees with at least five years of service.

Supplemental retirement plans provide executives with competitive benefits, protect against reductions in benefits, which is effective in attracting new executives and encouraging continued employment.

Health and Welfare Benefits	Assists in recruitment and promotes retention	With certain exceptions, executives participate in the Company’s health care, life insurance and disability insurance plans on the same terms as other Company employees.
Other Perquisites and Personal Benefits	Assists in recruitment and promotes retention.	Type and amount of benefits are limited and reasonable in relation to overall compensation and are competitive with peer companies.
Deferred Compensation	Promotes retention and allows executives to save for retirement in a tax-effective way.	Permits participating executives the option to defer the receipt of all or any portion of their salary and annual incentive compensation.

Compensation Mix

The following charts highlight elements of the compensation mix for our Chief Executive Officer, as well as our other named executive officers on an average basis, using data contained in our 2015 Summary Compensation Table.

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

The following charts show the relationship of at-risk to fixed compensation with respect to our Chief Executive Officer, as well as our other named executive officers on an average basis. For purposes of these charts, fixed compensation is composed of base salary, and at-risk compensation is composed of EICP awards paid with respect to 2015 performance and the grant date fair value of equity awards granted under the 2012 LTIP during 2015, based on data contained in our 2015 Summary Compensation Table.

Base Salary

The Compensation Committee considers adjustments to base salary levels annually and also may consider base salary adjustments in connection with promotions and other special circumstances. The respective employment extension agreements for each of Messrs. Rigby and Fitzgerald provide for a fixed base salary. Accordingly, neither Mr. Rigby’s nor Mr. Fitzgerald’s base salary was increased for 2016.

In order to provide greater consistency within the Company, the Compensation Committee has developed base salary levels for the named executive officers and assigned a level to each position based primarily on the decision-making responsibility associated with the position and market practice. Each base salary level has a range, with the midpoint of the range fixed at approximately the median of the competitive range as determined by a market survey of salary levels for comparable positions. Each named executive officer’s base salary is determined based on a combination of factors, including the executive’s level of experience, tenure with the Company in the position and performance; however, in reviewing these factors, the Compensation Committee has the discretion to select a base salary for a named executive officer that is outside the base salary range. The Compensation Committee annually considers adjustments to the base salary range for each salary level and to individual salaries, as well as adjustments for particular executives, based upon competitive and other factors.

The Compensation Committee, and in the case of Mr. Rigby, the independent directors, have approved the following base salaries for each of the named executive officers:

Name	2016 Base Salary Level	2015 Base Salary Level	2014 Base Salary Level
Joseph M. Rigby	$ 1,015,000	$ 1,015,000	$ 1,015,000
Frederick J. Boyle	528,000	515,000	500,000
David M. Velazquez	563,000	549,000	534,000
Kevin C. Fitzgerald	563,000	563,000	550,000
John U. Huffman	406,000	398,000	388,000

2015 Base Salary Determinations

Based on published compensation data obtained from Pearl Meyer, the Compensation Committee approved a merit budget increase equal to 3% of total base salaries, which it allocated among the executive group. Base salary increases for the Company’s named executive officers described below resulted in 2015 salaries ranging from 98.1% to 111.5% of the midpoint of the competitive range for comparable positions within the Utility Peer Group.

Mr. Rigby’s 2015 base salary remained at the same level as in 2014 in accordance with the terms of the Rigby Extension Agreement. With regard to Mr. Rigby’s 2014 performance, the Compensation Committee acknowledged:

➢	Mr. Rigby’s strong performance in executing plans to improve and enhance reliability and customer service, and executing the Company’s business strategy, including regulatory and Smart Grid initiatives; and
➢	Mr. Rigby’s leadership, evidenced by:
o	his oversight of the Company through the Merger negotiation process with Exelon and others;

o	regulatory strategy changes designed to obtain the requisite Merger approvals; and

o	strategies implemented to continue to address improvements in reliability and customer satisfaction and enhanced regulatory relationships with the goal of achieving more positive rate case outcomes.

The Compensation Committee increased Mr. Boyle’s 2014 base salary by 3.00% for 2015. In approving the base salary increase for Mr. Boyle, the Compensation Committee noted:

➢	his performance in executing the Company’s strategic, financing and regulatory plans;
➢	his efforts in leading the Merger financial analysis process and navigating the accounting and benefits implications of the Merger; and
➢	his leadership of the global tax settlement process.

The Compensation Committee increased Mr. Velazquez’s 2014 base salary by 2.81% for 2015. In approving the base salary increase for Mr. Velazquez, the Compensation Committee noted:

➢	his continued efforts in executing plans to improve and enhance reliability and customer service, including the District of Columbia power line undergrounding initiative;
➢	his involvement in implementation efforts related to the Company’s integrated customer information system;
➢	his efforts to advance the Company’s activities with respect to cybersecurity; and
➢	his key role in various regulatory proceedings and public meetings related to rate case filings and the Merger.

The Compensation Committee believed that this increase was warranted in light of Mr. Velazquez’s significant contributions to the Company’s utility operations during 2014.

The Compensation Committee increased Mr. Fitzgerald’s 2014 base salary by 2.36% for 2015. In approving the base salary increase for Mr. Fitzgerald, the Compensation Committee noted his performance during the year, including:

➢	his leadership of the Company’s legal department; and
➢	his oversight of several key legal initiatives, including:
o	Utility 2.0;
o	the Merger negotiation and approval process; and
o	various regulatory proceedings.

The Compensation Committee increased Mr. Huffman’s 2014 base salary by 2.58% for 2015. The Compensation Committee also considered Mr. Huffman’s achievements in 2014, including:

➢	the improved financial performance of Pepco Energy Services;
➢	the growth of its underground transmission and distribution construction business; and
➢	Mr. Huffman’s leadership of issues related to the Atlantic City economy and Pepco Energy Services’ thermal business.

2016 Base Salary Determinations

Based on published compensation data obtained from Pearl Meyer, the Compensation Committee approved a merit budget increase equal to 2.5% of total base salaries, which it allocated among the executive group. Base salary increases for the Company’s named executive officers described below resulted in 2016 salaries ranging from 96.2% to 109.3% of the midpoint of the competitive range for comparable positions within the Utility Peer Group.

Mr. Rigby’s 2016 base salary remained at the same level as in 2014 and 2015 in accordance with the terms of the Rigby Extension Agreement. With regard to Mr. Rigby’s 2015 performance, the Compensation Committee acknowledged:

➢	Mr. Rigby’s strong performance in executing plans to improve and enhance reliability and customer service, and executing the Company’s business strategy, including regulatory and Smart Grid initiatives; and
➢	Mr. Rigby’s leadership, evidenced by:
o	his oversight of the Company through the Merger regulatory process;

o	negotiations with Exelon and the District of Columbia government regarding the settlement agreement and the extension of the Merger Agreement; and

o	regulatory strategy changes designed to obtain the requisite Merger approvals and to address the denial of the merger application in the District of Columbia with the goal of obtaining a settlement agreement with the District of Columbia government and other parties opposing the Merger.

The Compensation Committee increased Mr. Boyle’s 2015 base salary by 2.52% for 2016. In approving the base salary increase for Mr. Boyle, the Compensation Committee noted:

➢	his performance in executing the Company’s strategic, financing and regulatory plans;
➢	his efforts in leading the Merger financial analysis process and navigating the accounting and benefits implications of the Merger; and
➢	his leadership of the global tax settlement process.

The Compensation Committee increased Mr. Velazquez’s 2015 base salary by 2.55% for 2016. In approving the base salary increase for Mr. Velazquez, the Compensation Committee noted:

➢	his continued efforts in executing plans to improve and enhance reliability and customer service;
➢	the achievement of key integration initiatives related to the Merger;
➢	his oversight of the successful implementation of the Company’s new integrated customer information system;
➢	his efforts to advance the Company’s activities with respect to cybersecurity; and
➢	his sound management of the operating budgets of the Company’s utility subsidiaries.

The Compensation Committee believed that this increase was warranted in light of Mr. Velazquez’s significant contributions to the Company’s utility operations during 2015.

Mr. Fitzgerald’s 2016 base salary was retained at the same level as in 2015 in accordance with the terms of the Fitzgerald Extension Agreement. The Compensation Committee noted his performance during the year, including:

➢	his leadership of the Company’s legal department; and
➢	his oversight of several key legal initiatives, including:
o	negotiations with Exelon and the District of Columbia government regarding the settlement agreement and the extension of the Merger Agreement; and
o	various regulatory proceedings in connection with the Merger.

In light of the foregoing, the Compensation Committee approved a non-base payment of $15,000 to Mr. Fitzgerald for his performance in 2015.

The Compensation Committee increased Mr. Huffman’s 2015 base salary by 2.01% for 2016. The Compensation Committee also considered Mr. Huffman’s achievements in 2015, including:

➢	the improved financial performance of Pepco Energy Services;
➢	the growth of the underground transmission and distribution construction business; and
➢	Mr. Huffman’s leadership of issues related to Pepco Energy Services’ thermal business in light of the downturn in the Atlantic City economy.

Annual Cash Incentive Awards under the EICP

Overview of the EICP

In 2015, the Company provided its executives, including the named executive officers, with an opportunity to receive an annual cash incentive award under the EICP. For each participating executive, a target short-term incentive opportunity was established, which is equal to a percentage of the executive’s annual base salary. Each executive’s EICP opportunity percentage was determined by the Compensation Committee based upon compensation benchmarking for such position and was intended to place the executive’s total cash compensation opportunity (consisting of annual base salary and target annual incentive compensation) at a level approximating the midpoint of the competitive range for that position. Annual cash incentive awards were made under the EICP to the extent performance goals established by the Compensation Committee were achieved.

The performance criteria used as the basis for awards and the specific targets can vary from year to year, and may consist entirely, or be a combination, of financial and operational performance objectives for the Company as a whole or performance objectives for a particular business unit. The performance criteria and goals for the Company and the respective business units are selected to reward the executive for the achievement of targeted financial results and operational goals, which are believed to impact regulatory outcomes in rate cases. Some executives also have individual performance objectives designed to align the executive’s award opportunity with the executive’s individual management responsibilities. Generally, the financial targets are based on the Company’s annual financial plan. Other quantitative targets are set at levels that, in most cases, exceed the level of performance in prior years.

A payment of an award under the EICP may be made only if the performance goals for the award have been determined by the Compensation Committee to have been satisfied. Except with respect to executives who are covered by Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), the Compensation Committee retains the discretion to adjust awards under the EICP, either up or down (up to 30%), taking into account such factors and circumstances as it determines to be appropriate. The Compensation Committee may not adjust an award with respect to an executive covered by Section 162(m) of the Code if the adjustment would prevent such payment from being performance-based compensation as defined thereunder.

2015 EICP Award Opportunities

In 2015, each of the named executive officers was granted an opportunity to earn a cash incentive award under the EICP. Regardless of an executive’s performance, the award may not exceed 180% of the target award opportunity. The target award opportunity granted in 2015 under the EICP, as a percentage of annual base salary, for each of the eligible named executive officers was as follows:

Name	Target Award Opportunity as a Percentage of Annual Base Salary (%)
Joseph M. Rigby	100
Frederick J. Boyle	60
David M. Velazquez	60
Kevin C. Fitzgerald	60
John U. Huffman	60

These 2015 award opportunities are shown in the 2015 Grants of Plan-Based Awards table under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.”

2015 EICP Performance Criteria

The performance criteria for EICP award opportunities granted in 2015 to our named executive officers consisted of both financial and operational performance criteria. We believe that the reliability of utility service and the positive performance of our utilities have a direct impact on our financial success. Public utility commissions view our utilities’ performance and acceptable levels of compensation through the lens of specific operating metrics. We believe our use of these operating metrics as a part of incentive compensation performance goals supports our mission to seek positive relationships with our regulators, customers and other stakeholders.

The financial performance criteria for 2015 EICP award opportunities were selected from the following:

2015 EICP Financial Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Pepco Holdings adjusted earnings per share (EPS) or Utility adjusted EPS or Pepco Energy Services adjusted EPS

Adjusted EPS is based on Pepco Holdings consolidated net income (or the consolidated net income from our utility subsidiaries, or Pepco Energy Services), after adjustments, divided by the diluted weighted average shares outstanding.

Achieving at least the threshold target for adjusted EPS is required for an EICP award to be earned.

		This goal rewards the executive for financial performance of Pepco Holdings, its utility subsidiaries or Pepco Energy Services.	Pepco Holdings adjusted EPS for Messrs. Rigby, Boyle and Fitzgerald Utility adjusted EPS for Mr. Velazquez Pepco Energy Services adjusted EPS for Mr. Huffman
Power Delivery operation and maintenance (O&M) expenses, as compared to budget	Measures the amount of transmission and distribution O&M expenses in our Power Delivery segment, excluding accruals for Pepco Holdings’ cash incentive programs.	Pepco Holdings’ ability to keep the amount of O&M expenditures below budget is one way we evaluate the financial performance of Power Delivery operations. The level of O&M expenditures directly impacts the level of earnings, and thus maintaining O&M spending within budgeted amounts helps contribute to the achievement of our earnings goals.	Mr. Velazquez
Core capital expenditures, as compared to budget	Measures our capital expenditures, excluding expenditures on long-term, multi-year projects which are managed on a total cost basis.	The use of prudently deployed and controlled capital expenditures is an important way for Pepco Holdings’ utilities to achieve improved reliability, connect new customers and replace aging infrastructure. Completion of capital improvements within budgeted amounts is critical to Pepco Holdings’ financial and operating performance.	Mr. Velazquez

2015 EICP Financial Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Gross margin value of new energy services construction (ESCO) contracts signed

Means the gross margin value of energy efficiency and combined heat and power contracts signed during 2015. For O&M contracts, gross margin beyond 2019 has been excluded as it is beyond a five-year planning horizon.

The gross margin value of new ESCO contracts signed during 2015 reflects the amount of gross profit we expect to earn from these contracts.

		This metric is used to assess the strength of the ESCO business development efforts during the year.	Mr. Huffman
Gross margin percentage from energy efficiency construction contracts	Means the gross margin percentage of energy efficiency construction contracts in place in 2015. Gross margin percentage is calculated by dividing the gross margin by the total revenues generated by these contracts.	This metric is used to measure whether Pepco Energy Services is achieving the expected profitability of its energy efficiency construction contracts.	Mr. Huffman
Contracted revenue for underground transmission and distribution construction and maintenance contracts signed during 2015	Means the total amount of contracted revenue under these contracts.	This metric is used to track the amount of new contract activity that this business has generated during the year.	Mr. Huffman

The operational performance criteria for 2015 EICP award opportunities were selected from the following:

2015 EICP Operational Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Residential utility customer satisfaction	Overall customer satisfaction during 2015 is measured quarterly by Market Strategies International, an independent market research firm (MSI), using a statistically significant, industry standard methodology.	Public service commissions formulate decisions regarding utility base rate cases based upon, in significant part, the views expressed by utiliity customers about Pepco Holdings’ utilities.	Mr. Rigby Mr. Boyle Mr. Velazquez Mr. Fitzgerald

2015 EICP Operational Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Compliance	We measure the compliance goal with respect to specific elements of our compliance with standards of the North American Electric Reliability Corporation (NERC), which is responsible for ensuring the reliability of the bulk power system.	The Federal Energy Regulatory Commission (FERC), which determines the return on equity on transmission assets we own, considers NERC compliance in making this determination. Furthermore, since NERC is charged with overseeing the reliability of the bulk power system, compliance with NERC requirements is an important part of Pepco Holdings’ efforts to maintain and protect that system.	Mr. Velazquez
On-time ESCO project completion rate	Means the percentage of energy efficiency and combined heat and power contracts projects completed during 2015 on schedule, which is defined as being 99% complete and with all punchlist items completed.	This metric is used as an efficiency metric to measure the ability of Pepco Energy Services to complete its projects on a timely basis.	Mr. Huffman
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

		SAIDI and SAIFI are objective, quantifiable metrics used by our public service commissions to measure the reliability of the distribution system. These metrics are part of the mandated reliability standards against which Pepco Holdings’ utilities are measured by applicable public service commissions in its electric distribution base rate cases.	Mr. Rigby Mr. Boyle Mr. Velazquez Mr. Fitzgerald

2015 EICP Operational Performance Criteria	Description/Definition	Purpose	Applicable NEO(s)
Safety	This goal measures the number or rate of “recordable injuries” (as defined by OSHA) in the calendar year, and preventable fleet accidents, which refer to accidents involving our vehicles which could have been avoided if the driver had acted in a reasonably expected manner. For this goal to be achieved, there can be no fatalities during the year.	Safety is one of Pepco Holdings’ core values. Being safe in everything we do ensures the protection of employees, contractors, vendors and customers, as well as the communities served.	All
Diversity

This goal seeks to support our inclusive and diverse workplace. For Corporate and Power Delivery, this goal measures Pepco Holdings’ progress in diversity in employee hiring and promotions for the most recent year as well as participation by employees in various diversity activities throughout the year.

For Pepco Energy Services, achievement of the diversity goal is determined by the percentage of Pepco Energy Services employees (except for employees in its underground transmission and distribution business) who participated in three or more diversity activities during 2015.

		Diversity is one of Pepco Holdings’ core values. We believe that a diverse workforce allows us to operate more effectively and directly contributes to Pepco Holdings’ financial performance.	All

The EICP award opportunities for each of Messrs. Rigby, Boyle and Fitzgerald consisted entirely of the following performance criteria:

	Performance Goals (% of Target Award Earned)
Pepco Holdings Corporate 2015 EICP Performance Criteria	Threshold (50%)	Target (100%)	Maximum (150%)	Weight (%)
Pepco Holdings adjusted EPS(1)	$0.90	$0.96	$1.02	50.0
Residential utility customer satisfaction	74%	76%	78%	10.0
System reliability:
SAIDI	149	108	103	12.5
SAIFI	1.38	1.15	1.09	12.5
Safety(2):
Power Delivery OSHA recordable injuries	55	47	42	2.5
Power Delivery OSHA preventable fleet accidents	52	45	40	2.5
Pepco Energy Services OSHA recordable injury incident rate and preventable fleet accident incident rate	3.0	2.0	1.3	2.5
Pepco Energy Services OSHA preventable fleet accident incident rate	6.0	4.5	2.5	2.5
Diversity	90%	95%	98%	5.0

(1)	Pepco Holdings adjusted EPS is equal to Pepco Holdings’ consolidated earnings per share, less asset impairment charges, Merger-related transaction costs and Merger-related integration costs. No EICP award may be given if the threshold Pepco Holdings adjusted EPS target is not achieved.
(2)	For the safety goal to be earned, there must be no fatalities during the year.

Mr. Velazquez’s 2015 EICP award opportunity consisted entirely of the following performance criteria relating to our Power Delivery business segment:

	Performance Goals (% of Target Award Earned)			Weight (%)
Power Delivery 2015 EICP Performance Criteria	Threshold (50%)	Target (100%)	Maximum (150%)
Utility adjusted EPS(1)	$0.95	$1.01	$1.07	20.0
Power Delivery O&M expenses, in millions	$970.7	$951.7	$932.7	10.0
Core capital expenditures, in millions	$1,191.5	$1,134.8	$1,021.3	10.0
Compliance	80%	90%	100%	5.0
Residential utility customer satisfaction	74%	76%	78%	10.0
System reliability:
SAIDI	149	108	103	15.0
SAIFI	1.38	1.15	1.09	15.0
Safety(2):
Power Delivery OSHA recordable injuries	55	47	42	5.0
Power Delivery OSHA preventable fleet accidents	52	45	40	5.0
Diversity	90%	95%	98%	5.0

(1)	Utility adjusted EPS is equal to the consolidated per share earnings of Pepco Holdings’ utility subsidiaries, less Merger-related integration costs. No EICP award may be given if the threshold utility adjusted EPS target is not achieved.
(2)	For the safety goal to be earned, there must be no fatalities during the year.

Mr. Huffman’s 2015 EICP award opportunity consisted entirely of the following performance criteria relating to our Pepco Energy Services business segment:

	Performance Goals (% of Target Award Earned)			Weight (%)
Pepco Energy Services 2015 EICP Performance Criteria	Threshold (50%)	Target (100%)	Maximum (150%)
Pepco Energy Services adjusted EPS(1)	$0.026	$0.032	$0.039	50.0
Gross margin value of new ESCO contracts signed, in millions	$7.5	$10.0	$12.5	12.0
On-time ESCO project completion rate	75%	85%	91%	8.0
Gross margin percentage from energy efficiency construction contracts	18%	20%	22%	8.0
Revenue from new signed underground and transmission contracts, in millions	$50.0	$65.0	$80.0	12.0
Safety(2):
Pepco Energy Services OSHA recordable injury incident rate	3.0	2.0	1.3	3.3
Pepco Energy Services OSHA preventable fleet accident incident rate	6.0	4.5	2.5	3.3
Diversity	90%	95%	100%	3.3

(1)	Pepco Energy Services adjusted EPS is equal to the consolidated per share earnings of Pepco Energy Services, less the net loss from its generating facilities, and excluding impairment charges. No EICP award may be given if the threshold Pepco Energy Services adjusted EPS target is not achieved.
(2)	For the safety goal to be earned, there must be no fatalities during the year.

2015 EICP Award Payouts

Given the estimated strength of our 2015 business and financial performance, the Compensation Committee made a preliminary determination in December 2015 that the performance goals associated with the EICP (other than those pertaining to the Pepco Energy Service business) would approach or exceed the target level of achievement. To recognize the efforts, contributions and accomplishments of our executive team which led to this positive performance, the Compensation Committee approved an initial payment in December 2015 to our executives (including each of the named executive officers, other than Mr. Huffman) of 2015 EICP awards in amounts that reflected 75% of target level of performance, in each case subject to clawback if for some unforeseen reason the final determination did not confirm the achievement of the performance goals at or above the 75% level.

In order to preserve the deductibility under Section 162(m) of the Code of the preliminary EICP awards, Messrs. Rigby, Velazquez and Fitzgerald each received, in lieu of cash, a distribution of shares of performance-based restricted stock under the 2012 LTIP of equal value, the vesting of which was contingent upon the achievement of performance goals identical to those in that named executive officer’s EICP award opportunity.

In February 2016, the Compensation Committee made the final determination of the 2015 EICP awards, which reflected performance levels for the NEOs ranging from 0.0% to 124.5% of target. As a result, shares of restricted stock received by Messrs. Rigby, Velazquez and Fitzgerald vested in February 2016 in full and each received a cash payment to the extent his performance exceeded the 75% of target level, and Mr. Boyle received his entire EICP award in cash.

The following table shows the Compensation Committee’s final determination regarding the 2015 EICP performance criteria with respect to Messrs. Rigby, Boyle and Fitzgerald:

Performance Criteria	Criteria Result	Target Payout (%)	Actual Payout (%)
➢Pepco Holdings adjusted EPS	$ 1.24	50.0	75.0
➢Residential utility customer satisfaction	74%	10.0	5.0
➢SAIDI	107	12.5	13.8
➢SAIFI	1.08	12.5	18.8
➢Safety/Power Delivery	67/57	5.0	0.0
➢Safety/Pepco Energy Services	2.3/3.4	5.0	5.3
➢Diversity	97%	5.0	6.6
Total		100.0	124.5

The following table shows the Compensation Committee’s final determination regarding the 2015 EICP performance criteria with respect to Mr. Velazquez:

Performance Criteria	Criteria Result	Target Payout (%)	Actual Payout (%)
➢Utility adjusted EPS	$1.18	20.0	30.0
➢Power Delivery O&M expense, in millions	$1,003.3	10.0	0.0
➢Core capital expenditures, in millions	$1,155.1	10.0	7.8
➢Compliance	97%	5.0	6.8
➢Residential utility customer satisfaction	74%	10.0	5.0
➢SAIDI	107	15.0	16.5
➢SAIFI	1.08	15.0	22.5
➢OSHA recordable injuries	67	5.0	0.0
➢OSHA preventable fleet accidents	57	5.0	0.0
➢Diversity	97%	5.0	6.7
Total		100.0	95.3

The following table shows the Compensation Committee’s final determination regarding the 2015 EICP performance criteria with respect to Mr. Huffman:

Performance Criteria	Criteria Result	Target Payout (%)	Actual Payout (%)
➢Pepco Energy Services adjusted EPS	$0.022	50.0	0.0
➢Gross margin value of ESCO contracts signed, in millions	$7.9	12.0	7.0
➢On-time ESCO project completion rate	100.0%	8.0	12.0
➢Gross margin percentage from energy efficiency construction contracts	24%	8.0	12.0
➢Revenue from new signed underground and transmission contracts, in millions	$71.1	12.0	16.4
➢OSHA recordable injury incident rate	2.3	3.3	2.8
➢OSHA preventable fleet accident incident rate	3.4	3.3	4.2
➢Diversity	100%	3.3	5.0
Total(1)		100.0	0.0

(1)	No EICP award may be given if the threshold Pepco Energy Services adjusted EPS target is not achieved.

These awards are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Stock-Based Awards Under the 2012 LTIP

Overview

2015 Awards

During 2015, we granted stock-based awards to our executives under the 2012 LTIP. The Compensation Committee adopted a target long-term stock-based award opportunity for each executive officer that, consistent with the Company’s compensation philosophy and market practice, is a percentage of the executive’s salary and is designed to place the executive’s total direct compensation opportunity (consisting of salary, target annual cash incentive compensation and target stock-based compensation, but excluding in the case of Mr. Fitzgerald the supplemental award granted to him under the terms of his employment agreement) at a level targeting market median practices.

The target level of long-term stock-based compensation as a percentage of salary for each of the named executive officers in 2015 (excluding the supplemental award granted to Mr. Fitzgerald under his employment agreement) was as follows:

Name	Target as a Percentage of Salary (%)
Joseph M. Rigby	250
Frederick J. Boyle	125
David M. Velazquez	125
Kevin C. Fitzgerald	125
John U. Huffman	100

Historically, the Company has utilized performance-based RSU awards under a relative TSR metric with the objective of aligning an executive’s financial interests with the long-term interests of the Company’s stockholders. At the time that the 2015 awards were granted, it was anticipated that the Company would complete its pending Merger with Exelon during the second or third quarter of 2015, which would have resulted in a performance period of a length that the Compensation Committee concluded would not be appropriate for purposes of measuring relative TSR. In addition, the Compensation Committee determined, based upon advice from Pearl Meyer, that the time-based award would more effectively promote the goal of retaining key executives in the event that the Merger did not close as anticipated.

Accordingly, based on the recommendation of Pearl Meyer, the Compensation Committee determined, in light of the anticipated closing of the Merger in the second or third quarter of 2015, that each executive’s long-term stock-based award opportunity for 2015 (excluding the supplemental award granted to Mr. Fitzgerald in connection with his employment agreement) would be in the form of a time-based RSU award vesting three years from the date of grant if the executive remains continuously employed during the entire three-year period, subject to the acceleration of vesting under certain circumstances as provided under the 2012 LTIP and the award agreement. Upon the closing of the Merger, pursuant to the terms of the Merger Agreement, the award vested on a pro-rata basis at closing.

Each RSU entitles the holder, beginning on the date of grant, to receive one share of common stock at the end of the restriction period. During the restriction period, an executive does not own any shares of common stock and cannot vote or receive dividends upon the shares underlying the award. The RSU awards generally are subject to forfeiture, subject to certain exceptions, if the employment of the executive terminates before the end of the restriction period.

Our 2015 RSU awards were accompanied by the grant of dividend equivalent rights. When we pay a dividend on our common stock during the restriction period, the holder of dividend equivalent rights is credited with additional RSUs having a fair market value equal to the number of his or her then outstanding RSUs multiplied by the per share amount of the dividend. These additional RSU credits will vest or be forfeited in proportion to the vesting of the underlying award, thereby enabling the holder to retain the dividend credits to the extent the RSUs to which they correspond are earned.

The Compensation Committee has granted, and may continue to grant in accordance with past practice, supplemental long-term stock-based awards under the 2012 LTIP at other times of the year as it deems necessary or desirable to reflect new executive hires, promotions, increases in an executive’s responsibility and other compensatory circumstances as determined by the Compensation Committee. Our current practice is to provide that supplemental awards vest on the same date as the annual awards granted during that year. In this regard, the Compensation Committee in 2015 granted to Mr. Fitzgerald an award pursuant to the terms of his employment agreement, which is discussed in more detail below, which award has different terms than the annual RSU grants.

The Merger Agreement provides for terms of the vesting or settlement of outstanding awards under the 2012 LTIP (or its predecessor) that may be different from the vesting or settlement terms otherwise described herein. See “— Termination of Employment and Change in Control Benefits — 2012 Long-Term Incentive Plan” for a description of how these awards vested upon completion of the Merger.

Payout of RSU Awards for 2013 to 2015 Performance Period

The vesting of RSU awards under the LTIP for the 2013 through 2015 performance period were based on relative TSR. The Compensation Committee determined that relative TSR was at approximately the 74th percentile, and as a result, 147.37% of the target amount of each award was earned. The settlement of the awards in shares of Common Stock occurred on December 31, 2015.

Changes for 2016 – 2018 LTIP Performance Cycle Metrics

Although the Merger with Exelon remained pending at the time that the 2016 awards were granted, due to uncertainty regarding the ability to close the Merger, the Compensation Committee determined that it was appropriate to return to past practice and utilize performance-based RSU awards for the 2016 – 2018 LTIP cycle. Accordingly, during the third quarter of 2015, the Compensation Committee conducted a review of its use of relative TSR as the sole performance metric in connection with the grant of long-term performance-based awards under the 2012 LTIP prior to 2015. This review included, among other things, views of proxy advisory firms regarding performance metrics, discussions with large institutional investors regarding the metrics that have been utilized by the Company, and a study of the long-term incentive metrics utilized by the Company’s Peer Group and others in the utility industry. This review revealed that a number of the Company’s peers and other large utilities used a combination of relative TSR and other financial and/or operating metrics, including earnings per share, adjusted cash flows, ROIC, income growth, safety, reliability, customer satisfaction and achievement of environmental commitments.

Pearl Meyer evaluated the use of alternative performance metrics, including ROIC, and advised that ROIC was appropriate for the Company to utilize in connection with the granting of awards under the 2012 LTIP. In addition, in discussions with large investors as part of the Company’s 2015 stockholder engagement efforts, such investors supported the use of ROIC.

Following its review, the Compensation Committee concluded that ROIC would be an appropriate performance metric for the Company under existing circumstances as a supplement to relative TSR. In making this determination, the Compensation Committee determined that ROIC would encourage management to focus on the prudent allocation of the Company’s capital base and on the control of costs, with the expectation that prudent management decision-making in these areas would be reflected in the Company’s stock price over the long-term, thereby aligning management’s incentives with the interests of stockholders. In addition, the Compensation Committee believed that strong ROIC results will positively impact shareholder value over the long-term.

ROIC will be calculated each year by dividing adjusted net operating profit before tax (NOPBT) by adjusted average invested capital (IC). For purposes of this calculation, (i) NOPBT represents the Company’s earnings before interest and taxes, as adjusted (EBIT), less interest income (for purposes of this calculation, EBIT will be adjusted to remove the impact of any pre-tax special items excluded from adjusted net income from operations); and (ii) IC represents short-term and long-term debt plus common equity minus cash (for purposes of this calculation, the common equity component would be adjusted to remove the cumulative after-tax impact of special items excluded from the calculation of adjusted NOPBT). The ROIC metric for the three-year performance period will be the average of the calculated ROIC for each year in the three-year performance period.

The Compensation Committee set as the threshold level of performance an average ROIC over the three-year performance period of 6.49%, which would result in a payout percentage of 50%. The target level of average ROIC over the three-year performance period was set at 7.02%. The maximum level of average ROIC over the three-year performance period was set at 7.55%, which would result in a payout percentage of 200% for average ROIC at or above this level. For ROIC percentages between the threshold, target and maximum level the payout percentage will be interpolated. If the average ROIC over the three-year performance period is below the threshold level, the payout percentage will result in zero (0%) payout percentage. The following table illustrates payout percentages relative to the levels of ROIC performance for the 2016 – 2018 LTIP cycle:

	ROIC Performance	Goal Achievement Percentage
Maximum	7.55%	200%
	7.42%	175%
	7.29%	150%
	7.15%	125%
Target	7.02%	100%
	6.76%	75%
Threshold	6.49%	50%
Below Threshold		0%

The Compensation Committee also evaluated the appropriate allocation between time and performance-based awards and the continued use of time-based awards, which in prior years (except for 2015, as discussed above) have represented one-third of the total stock-based award opportunities for executives under the 2012 LTIP. The Compensation Committee determined, based on advice of Pearl Meyer, that utilizing time-based awards is critical for executive retention purposes, particularly in light of the uncertainties surrounding the timing of the closing of the Merger. With regard to the balance of the performance-based component of the award, the Committee determined to add ROIC as an additional metric to accompany relative TSR which was the sole metric used prior to 2015.

Based on these Compensation Committee decisions, the stock-based awards under the 2012 LTIP for the 2016 – 2018 cycle are as follows:

➢	one-third of the award in the form of time-based RSUs,
➢	one-third of the award in the form of performance-based RSUs utilizing relative TSR as compared to the Company’s peer group as a performance metric, and
➢	one-third of the award in the form of performance-based RSUs utilizing ROIC as a performance metric.

The Compensation Committee believes that this combination of time- and performance-based metrics accomplishes the Company’s goals of incentivizing management to maximize the Company’s return on investment, aligning executive compensation with the stockholder interests, and retaining key executives, which the Compensation Committee believes will lead to the creation of long-term stockholder value.

Performance-Based Employment Agreement Award — Mr. Fitzgerald

Overview

On February 19, 2016, the last of a series of three supplemental annual performance-based awards under the 2012 LTIP vested, which awards were provided to Mr. Fitzgerald under the Fitzgerald Employment Agreement. The vesting of each of these awards is contingent upon Mr. Fitzgerald’s continued employment through the end of the annual performance period and achievement of the performance goals established at the commencement of the performance period. For more information, see “—Executive Compensation — Employment Agreements — Kevin C. Fitzgerald.”

Reasons for Award

In executing their responsibilities on behalf of our stockholders, the Compensation Committee believes that this award significantly enhanced the pay-for-performance robustness of our long-term incentive program for the following reasons.

First, the Compensation Committee selected performance criteria for this award that it generally believed to be objective and quantitative. Certain of the performance criteria consist of measurable metrics applicable to our utility subsidiaries through established law, regulations or orders, as well as determinations made by third parties, while others were based on key Company initiatives. Actual performance was then measured against these objective numerical metrics to determine whether and the extent to which the performance-based award was earned.

Second, in addition to being quantitatively and objectively measurable, the Compensation Committee and the independent directors believed that the performance criteria addressed operational and regulatory goals that were critical for us to meet both in the context of our base rate cases and in discussions about executive compensation with regulators and our customers. As noted, the operational performance criteria above directly supported key components of our plan to obtain positive rate case outcomes and achieve improvements in our relations with public service commissions, both of which we believed were critical to stockholder value.

Third, the award and its performance criteria were approved by the Compensation Committee to support our long-term financial health and our stockholders’ long-term interests.

The award’s performance period was measured over the span of one year, which the Compensation Committee believed was appropriate because the specific numerical metrics utilized by regulators are also annual metrics. Prior to the initial execution of the Merger Agreement in April 2014, we had been filing rate cases annually in an attempt to mitigate regulatory lag. As a result, we had been able to report our progress in these areas to the public service commissions on a yearly basis. The award’s one-year period was originally aligned with our then regulatory reporting strategy and assessment plans, as well as with how our public service commissions viewed our operational goals.

Moreover, the Compensation Committee intended for these awards to serve collectively as a long-term reward rather than as short-term incentives. The performance-based goals seek to reward Mr. Fitzgerald for continual progress in the Company’s improvement over time in areas that we believed have the greatest impact on increasing long-term stockholder value and were the most critical to our success.

Additionally, the performance-based awards were designed so that no shares of common stock will be issued to Mr. Fitzgerald under the vested portion of any of the three awards until his employment with the Company terminates. This requirement further supported the intention of the Compensation Committee to provide Mr. Fitzgerald with compensation that was tied to the Company’s long-term financial health and success. This limitation provided a powerful and continuing incentive for Mr. Fitzgerald to increase the value of the Company’s stock for so long as he remains employed by the Company.

The Compensation Committee and the Board believed that these performance-based awards work together with our EICP award opportunities and the annual stock-based compensation under the 2012 LTIP as a cohesive unit to achieve our compensation philosophy. We believed that the various metrics combined serve to reward Mr. Fitzgerald for excellence in different areas, which were critical to our long-term success. While Mr. Fitzgerald’s EICP award opportunity and his 2015 performance-based award also featured residential customer satisfaction and system reliability as performance criteria, the common metrics recognize the significance that the public service commissions and our customers place on them and our ability to achieve them. The Compensation Committee believed that both our cash and stock-based incentive programs must explicitly support these critical operational goals. Having both cash-based short-term and stock-based long-term incentive compensation tied to these goals showed both the public service commissions and our customers that our compensation structure was also aligned with their goals.

Finally, this award did not serve to isolate or insulate Mr. Fitzgerald from the cash incentive and annual stock-based incentive opportunities to improve earnings. Mr. Fitzgerald’s 2015 EICP award opportunity was heavily weighted toward the achievement of the Company’s earnings goal. The EICP award was supplemented by this performance-based award, which rewarded Mr. Fitzgerald largely for the Company’s regulatory and operational achievements. In the industry in which we operate, we believed that our stockholders’ interests were much better served by granting awards with measurable performance criteria designed to satisfy and exceed applicable regulatory requirements as supplements to traditional earnings.

Performance Criteria

Under the terms of Mr. Fitzgerald’s employment agreement, the 6,188 RSUs comprising the third in the series of three awards was calculated by dividing $166,667 by the closing market price of the Company’s common stock on January 1, 2015, the first day of the performance period. The performance criteria for the 2015 award are described in the table below.

Performance Criteria	Description/Definition	Purpose	Weight (%)
Achievement of state-mandated reliability standards, including SAIDI and SAIFI, vegetation management requirements and storm restoration standards, as applicable	Transmission and distribution system reliability performance targets are set internally based on mandated requirements in our various service territories as well as on recent historical performance.	State-mandated reliability standards are objective, quantifiable metrics established by our public service commissions to determine the reliability of the distribution system.	40
Residential utility customer satisfaction	Overall customer satisfaction during 2015 is measured quarterly using a statistically significant, industry standard methodology developed by MSI. The goal is 76%.	Public service commissions formulate decisions regarding our base rate cases based upon, in significant part, the views expressed by our customers regarding our utilities’ reliability.	40

Performance Criteria	Description/Definition	Purpose	Weight (%)
Achievement of all key regulatory dates related to the 2015 project plan in connection with the Company’s DC Power Line Undergrounding Initiative	Key regulatory dates include the timely preparing or filing of required materials or information, including with respect to: ninety day supplement to project plan; public notice of compliance filing; the Undergrounding Project Consumer Education Task Force; various technical documents and annual report; semi-annual meetings with various parties related to the project; DC Public Service Commission hearings; and successful defeat of appeals before DC Court of Appeals.	The DC Power Line Undergrounding Initiative is a key strategic initiative for the Company which will improve overall reliability and resiliency for all District of Columbia customers.	20

Determination of Performance

In February 2016, the Compensation Committee determined that 80% of Mr. Fitzgerald’s 2015 performance-based award was earned. The table below explains and analyzes the Compensation Committee’s determinations and outcome with respect to each of the performance goals under this award.

Performance Criteria	Determination	Outcome (%)
Achievement of state-mandated reliability standards	Goal met, as measured by achievement of state-mandated SAIDI and SAIFI reliability standards and four out of five jurisdictional reliability standards.	40
Residential utility customer satisfaction	Partial payment for achievement of 74% residential utility customer satisfaction.	20
Achievement of all key regulatory dates related to the 2015 project plan in connection with the Company’s DC Power Line Undergrounding Initiative	Goal met, as determined by the successful and timely completion of regulatory activities related to the established 2015 project plan, including legal matters which were ultimately satisfactorily resolved in January 2016 due to court-established procedural schedules.	20
	Total	80

Time-Based Awards

Grants of Time-Based RSU Awards in 2015

The number of time-based RSUs awarded in 2015 to each of the named executive officers under the 2012 LTIP is shown in the 2015 Grants of Plan-Based Awards table in the column headed “All Other Stock Awards: Number of Shares of Stock or Units.”

Vesting of Time-Based RSU Awards

The Compensation Committee determined to settle and pay time-based RSU awards with respect to the 2013 to 2015 LTIP cycle in shares of common stock on December 31, 2015. The number of shares of common stock that vested under the terms of the time-based RSU awards granted under the LTIP are shown in the 2015 Option Exercises and Stock Vested table in the column “Stock Awards — Number of Shares Acquired on Vesting.” The acceleration of the vesting and payment of these awards in December 2015 was effected to mitigate the impact on the Company and its executives of the provisions of the Code related to excess parachute payments, however, the amount of the award payments was unchanged.

In addition to the foregoing RSU grants, Mr. Rigby received on January 4, 2012 a time-based award pursuant to an employment agreement between the Company and Mr. Rigby, effective January 1, 2012 (the Rigby Employment Agreement), of 73,891 RSUs, one-third of which vested on January 4, 2013 and the remaining two-thirds vested ratably on a day-to-day basis over the two-year period ending January 4, 2015. Pursuant to his employment agreement, Mr. Fitzgerald received a supplemental time-based award of 39,494 RSUs, four-fifteenths of which vested on September 17, 2013, four-fifteenths of which vested on September 17, 2014, and the balance of which vested on September 17, 2015. These awards were settled in shares of Company common stock on the date the executive’s employment agreement with the Company terminated.

These time-based awards were intended to encourage the named executive officer to remain in the employ of the Company during the term of each such employment agreement.

Retirement Programs

The Company’s retirement plans, consisting of a tax-qualified retirement plan and supplemental executive retirement plans, are discussed in detail in the section entitled “ — Executive Compensation — Description of Pension and Other Retirement Plans.” Under the Pepco Holdings Retirement Plan, all employees of the Company and certain subsidiaries with at least five years of service (three years in the case of the Conectiv Cash Balance Sub-Plan) are entitled to receive retirement benefits in accordance with the applicable benefit formula up to the maximum level that a qualified pension plan is permitted to provide consistent with regulations under the Code.

The Pepco Holdings 2011 Supplemental Executive Retirement Plan (the 2011 SERP) provides retirement benefits to participating executives in addition to the benefits a participant is entitled to receive under the Pepco Holdings Retirement Plan to supplement benefits which participants forego due to the limitations on benefit calculations imposed by the Code. If the benefit payment that otherwise would have been available under the applicable benefit formula of the Pepco Holdings Retirement Plan is reduced due to a contribution or benefit limit imposed by law, the participant in the Pepco Holdings Retirement Plan is entitled to a compensating payment. In addition, a participant in the Pepco Holdings Retirement Plan is entitled to either or both of the following enhancements to the calculation of the participant’s retirement benefit:

➢	the inclusion of compensation deferred under the Company’s executive deferred compensation plans; and
➢	to the extent not permitted by the Pepco Holdings Retirement Plan, the inclusion of annual cash incentive compensation received by the participant.

A similar supplemental retirement plan provides additional retirement benefits to executives participating in the Conectiv Cash Balance Sub-Plan of the Pepco Holdings Retirement Plan. The supplemental retirement plan benefits applicable to the named executive officers are described in the section entitled

“— Executive Compensation — Description of Pension and Other Retirement Plans — Supplemental Executive Retirement Plans.”

The Compensation Committee believes that these supplemental retirement enhancements to the benefits that otherwise would be provided under the Pepco Holdings Retirement Plan are appropriate because they:

➢	provide existing executives with competitive retirement benefits;
➢	protect eligible executives against reductions in retirement benefits due to limitations under the Code;
➢	attract new executives to the Company and encourage the continued employment of existing executives; and
➢	establish a more unified approach to the Company’s retirement programs, consistent with current market practices.

Under the terms of the Rigby Employment Agreement, as extended by the Rigby Extension Agreement, Mr. Rigby is entitled to receive an increase in his benefit so that such benefit would be equal to 1.65% of such final average base pay and bonus multiplied by years of service (whether his employment terminates during the original term of his employment agreement or thereafter). See “— Executive Compensation — Description of Pension and Other Retirement Plans — Supplemental Executive Retirement Plans — Pepco Holdings 2011 Supplemental Executive Retirement Plan” for additional information regarding the 2011 SERP.

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

Health and Welfare Benefits

Each of the named executive officers participates in the Company’s health care, life insurance, and disability insurance plans on the same terms as other Company employees. Other than (i) a Company-paid annual executive physical, (ii) certain benefits for Mr. Rigby under the terms of the Rigby Extension Agreement and (iii) certain benefits for participating executives (which does not include Mr. Rigby) under the terms of the CIC Plan, the Company has no health or welfare plans, programs or arrangements that are available only to executives. See “— Executive Compensation — Employment Agreements” and “— Executive Compensation — Termination of Employment and Change in Control Benefits” for more information on these provisions.

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

Pepco Holdings Deferred Compensation Plan

Under the Pepco Holdings Second Revised and Restated Executive and Director Deferred Compensation Plan (the Pepco Holdings Deferred Compensation Plan), which is described in greater detail in the section entitled “— Executive Compensation — Nonqualified Deferred Compensation — Description of Nonqualified Deferred Compensation Plans and Arrangements — Pepco Holdings Deferred Compensation Plan,” the named executive officers and other executives are permitted to defer the receipt of all or any portion of their salary and annual incentive compensation. In addition, to the extent an executive is prevented from making a contribution to the 401(k) Plan due to the qualified plan limitations imposed by the Code, the executive is entitled to defer the excluded amount under the Pepco Holdings Deferred Compensation Plan and receive an additional credit under the Pepco Holdings Deferred Compensation Plan equal to the matching contribution, if any, that the Company would have made with respect to the excluded amount under the 401(k) Plan.

The Pepco Holdings Deferred Compensation Plan is designed to allow participating executives to save for retirement in a tax-effective way. The Company funds its future financial obligations under the Pepco Holdings Deferred Compensation Plan through the purchase of Company-owned life insurance policies on the lives of participating executives and other investments.

Employment Agreements

Employment Agreement and Extension Agreement with Mr. Rigby

Effective January 1, 2012, the Company entered into the Rigby Employment Agreement, which provided for Mr. Rigby’s employment with the Company through December 31, 2014. In order to ensure Mr. Rigby’s continued service to the Company and maintain his strong leadership and oversight of the Company during the pendency of the proposed Merger with Exelon or, if the Merger Agreement were to be terminated, during a six-month transition period after such termination, on April 29, 2014, the Company and Mr. Rigby entered into the Rigby Extension Agreement. For additional information regarding the terms of the Rigby Extension Agreement with Mr. Rigby, see “— Executive Compensation — Employment Agreements — Joseph M. Rigby.”

Employment Agreement and Extension Agreement with Mr. Fitzgerald

In September 2012, the Company entered into a three-year employment agreement with Mr. Fitzgerald. In order to ensure Mr. Fitzgerald’s continued service to the Company and his stewardship and oversight of the Merger approval process in the District of Columbia during the pendency of the proposed Merger with Exelon or, if the Merger Agreement were to be terminated, during a six-month transition period after such termination, on September 11, 2015, the Company and Mr. Fitzgerald entered into the Fitzgerald Extension Agreement, extending the term of his employment to the earlier of (i) June 30, 2016, (ii) the closing date of the Merger, or (iii) the date that is six months after the termination of the Merger Agreement. For additional information regarding the terms of the employment agreement with Mr. Fitzgerald and the extension thereof, see “— Executive Compensation — Employment Agreements — Kevin C. Fitzgerald.”

Severance and Change-in-Control Benefits

The Company maintains the CIC Plan in which each of the named executive officers, other than Mr. Rigby, participated as of December 31, 2015. The purpose of the change-in-control benefit is to ensure that the participating executives are able to remain focused on their responsibilities to the Company in a change-in-control scenario and are not distracted by the uncertainty of their continued employment.

Under the terms of the Rigby Extension Agreement, Mr. Rigby waived his right to receive a cash severance payment. As a result, Mr. Rigby is not eligible to receive any cash severance payment upon the termination of his employment or upon a change in control.

The Board of Directors on April 29, 2014, adopted the Pepco Holdings, Inc. 2014 Management Employee Severance Plan (the Employee Severance Plan). The Employee Severance Plan provides severance benefits for full-time and part-time management (non-union) employees of the Company and its subsidiaries, including those management employees who are not covered under the CIC Plan. The Employee Severance Plan will remain in effect until the second anniversary of the closing of the Merger. Our named executive officers (other than Mr. Rigby) are eligible to participate in certain benefits under this plan.

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

The payment of shares of common stock under performance-based awards granted under the LTIP and the 2012 LTIP upon the vesting of such awards, if determined solely by reference to the achievement of pre-established performance objectives, qualify as “performance-based compensation” under Section 162(m) of the Code. Time-based RSU awards under the LTIP and the 2012 LTIP do not qualify as “performance-based compensation” because the awards vest on the basis of continued employment, rather than pre-established performance objectives.

Awards under the EICP qualify as “performance-based compensation” under Section 162(m) of the Code, so long as the payment of the award under the EICP is based on the achievement of pre-established performance objectives established using performance criteria specified in the EICP.

The Compensation Committee intends for awards of performance-based compensation under the LTIP, the 2012 LTIP and the EICP to qualify as “performance-based compensation” under Section 162(m) to the greatest extent reasonably possible to maximize the deductibility by the Company of the payment of such compensation for federal income tax purposes. The payment of EICP and LTIP awards for 2015 was effected in accordance with this intention.

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

Mr. Rigby is not entitled to participate in the CIC Plan, and, under the Rigby Extension Agreement, he has agreed that, if he receives any payments that would be subject to an excess parachute payment excise tax and the net after-tax amount of such payments is not at least $10,000 greater than the net after-tax amount he would receive had none of the payments been subject to such excise tax, the payments will be reduced to the greatest amount that would not give rise to such excise tax. Our other executives, including the other named executive officers, are entitled to receive payments upon termination of their employment, including termination following a change in control (which did occur in connection with the completion of the Merger), certain of which may trigger the payment of an excess parachute payment. See “Executive Compensation — Termination of Employment and Change in Control Benefits.” The Company’s tax deduction would be disallowed under Section 280G to the extent a payment is determined to be an excess parachute payment.

The partial payment of 2015 EICP awards in December 2015 was effected to mitigate the impact on the Company and its executives of potential consequences under the Code related to excess parachute payments, however, the amount of the award payments was unchanged and the payment was subject to clawback to the extent that this level of performance was not ultimately achieved. The shares of unvested performance-based restricted stock vested in full upon the Compensation Committee’s determination in February 2016 regarding the satisfaction of the performance goals.

None of the executives participating in the CIC Plan are entitled to receive excise tax gross-up payments under the CIC Plan or otherwise. The CIC Plan generally provides that if a payment would be subject to such excise tax, it would be reduced to eliminate such excise tax if such reduction would result in the executive receiving greater net after-tax amounts than he or she would receive had none of the payments been subject to such excise tax.

Accounting Considerations

Except as noted below, restricted stock and RSU awards are accounted for based on their grant date fair value, as determined under ASC 718, which is recognized over the service or vesting period applicable to the grant. Forfeitures are estimated, and the compensation cost of awards will be reversed if the employee does not remain employed by us throughout the service or vesting period.

For accounting purposes, the restricted stock awards granted on December 31, 2015 to each of Messrs. Rigby, Velazquez, and Fitzgerald were determined to be liability awards and not equity awards covered by ASC 718, the compensation expense of which was variable and not determinable until the awards settled in February 2016.

Stock Ownership Requirements

To further align the financial interests of the Company’s executives with those of our stockholders, the Board in 2005 adopted stock ownership requirements for officers of the Company. The requirements, which are expressed as a multiple of base salary, are a function of the executive’s rank:

Officer Level	Multiple of Base Salary (#)
Chief Executive Officer	5 times
Executive Vice President	3 times
Senior Vice President	2 times
Vice President	1 times

Each covered officer had until the later of December 31, 2010, or five years after the date of the officer’s election as an officer, to attain the required ownership level. An individual who is appointed as an officer or is promoted to a position with a higher stock ownership requirement has five years from the date of appointment or promotion to attain the applicable stock ownership level. Shares of common stock allocated to an executive’s 401(k) Plan account and the number of shares of common stock underlying unvested time-based RSU awards (plus any dividend equivalents accrued thereon) are considered owned by the executive for the purpose of meeting the ownership requirement. Immediately prior to the completion of the Merger, each of Messrs. Rigby and Velazquez met the stock ownership requirement applicable to him. Because Messrs. Boyle and Fitzgerald joined the Company during 2012, they would have had until 2017 to comply with these requirements. Mr. Huffman was not subject to the stock ownership requirement because he was not a Company officer; however, if this requirement were applicable, he nevertheless would have satisfied it at the level of two times his base salary.

Prohibition on Hedging of Economic Risk and Pledging of Stock

Because hedging transactions can result in the misalignment of the ownership interest of directors, officers and employees relative to that of the Company’s stockholders, the Board determined that no director, officer or employee of the Company (including executives) may engage in any hedging or similar transactions that have the effect of reducing or eliminating the investment risks associated with any of the Company’s securities owned by such person. This prohibition applies whether the securities have been acquired from the Company or have been purchased by the holder in the market.

Pledging and margining of common stock puts those shares at risk of sale if the loan cannot otherwise be repaid or if securities in a margin account decrease in value. For these reasons, in February 2013, the Board adopted a policy that prohibits our directors, officers and non-union employees from:

➢	pledging their Company common stock to secure indebtedness of any kind;
➢	holding Company common stock in a margin account where it serves as collateral for investments in other securities; or
➢	engaging in any other transaction of a similar nature that has the effect of using the Company’s securities as collateral.

Executive Compensation

2015 Summary Compensation Table

The 2015 Summary Compensation Table below sets forth information on compensation paid by us and our subsidiaries to, or earned by, each of the following named executive officers:

•	our principal executive officer;
•	our principal financial officer; and
•	our three other most highly compensated executive officers employed as of December 31, 2015, determined on the basis of their total compensation for 2015 (excluding the amounts under the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” below).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)(5)	Total Compensation ($)(5)
Joseph M. Rigby Chairman, President and Chief Executive Officer	2015	1,015,000	—	2,537,474	1,263,675	865,924	84,553	5,766,626
	2014	1,015,000	—	8,124,283	1,429,120	4,431,201	84,196	15,083,800
	2013	1,015,000	—	3,028,633	329,875	2,543,035	87,938	7,004,481
Frederick J. Boyle Senior Vice President and Chief Financial Officer	2015	515,000	—	643,739	384,705	138,074	36,546	1,718,064
	2014	500,000	—	613,757	422,400	124,809	35,283	1,696,249
	2013	470,000	—	536,895	91,650	105,734	44,022	1,248,301
David M. Velazquez Executive Vice President	2015	549,000	—	686,240	313,918	432,896	50,883	2,032,937
	2014	534,000	—	655,500	418,122	1,151,742	50,042	2,809,406
	2013	518,000	—	591,713	96,659	300,173	41,210	1,547,755
Kevin C. Fitzgerald Executive Vice President and General Counsel	2015	563,000	15,000	865,117	420,561	108,713	50,606	2,022,997
	2014	550,000	—	842,074	464,640	113,521	55,319	2,025,554
	2013	550,000	15,000	791,197	107,250	73,239	55,593	1,592,279
John U. Huffman President and Chief Executive Officer, Pepco Energy Services	2015	398,000	—	397,974	—	61,292	48,454	905,720
	2014	388,000	—	381,003	254,916	214,284	47,950	1,286,153
	2013	383,000	—	349,999	76,064	8,248	46,540	863,851

(1)	The amount shown for each year is the aggregate grant date fair value as determined in accordance with the Financial Accounting Standards Board, Accounting Standards Codification Topic 718 — Compensation — Stock Compensation, or ASC 718 (excluding the effect of estimated forfeitures), of awards of restricted stock and time-based and performance-based RSU awards granted during that year. The values shown with respect to each performance-based RSU award (i) assume that such award will vest at 100% of the target level at the end of the performance period and the recipient will remain employed by us through such date; and (ii) reflect that dividends have been factored into the determination of grant date fair value, and with respect to each time-based RSU award that such award will vest in full at the end of the three-year service period. For a further description of these stock-based awards, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP.” For a discussion of the other assumptions made in determining the aggregate grant date fair value of these awards, see Note (12), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock — Stock-Based Compensation” in the Company’s consolidated financial statements included in the 2015 Form 10-K.

For 2015, 100% of each executive’s RSU awards were time-based in contemplation of the Merger closing in April 2015. For each of 2014 and 2013, two-thirds of each executive’s RSU awards were performance-based and one-third was time-based. Assuming vesting of performance-based awards granted in 2014 and 2013 at the maximum level of 200% of target, the grant date fair value of these performance-based awards would have been as follows:

	Grant Date Fair Value (Maximum Level) of Performance-Based Awards Granted In:
Name	2015	2014	2013
Joseph M. Rigby	$-	$3,292,278	$2,946,165
Frederick J. Boyle	-	810,881	682,107
David M. Velazquez	-	866,016	751,778
Kevin C. Fitzgerald	-	891,980	798,225
John U. Huffman	-	503,375	444,670

(2)	Consists of awards under the EICP. The payment of a portion of the 2015 EICP awards was made in cash in December 2015 instead of in February 2016 (except that the portion of the accelerated EICP awards for Messrs. Rigby, Velazquez and Fitzgerald were settled on December 31, 2015 in shares of unvested performance-based restricted stock under the 2012 LTIP with performance goals identical to those of the EICP award opportunities). For a further description of these awards, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Annual Cash Incentive Awards Under the EICP.”

(3)	Consists of the aggregate annual increase in the actuarial present value of the executive’s accumulated benefit under all defined benefit and actuarial pension plans. None of the named executive officers received “above-market earnings” (as defined by SEC regulation) under any of the Company’s nonqualified deferred compensation plans.

(4)	The totals shown in this column for 2015 consist of:

Name	Company- Paid Premiums on Term Life Insurance ($)	Company Matching Contributions Under 401(k) Plan ($)	Company Matching Contributions on Deferred Compensation ($)	Perquisites and Other Personal Benefits ($)(a)	Total ($)
Joseph M. Rigby	2,351	11,925	30,133	40,144	84,553
Frederick J. Boyle	1,193	11,925	6,728	16,700	36,546
David M. Velazquez	1,272	11,925	8,256	29,430	50,883
Kevin C. Fitzgerald	1,304	11,925	8,747	28,630	50,606
John U. Huffman	922	11,925	2,337	33,270	48,454

(a)	The following perquisites and other personal benefits were paid in 2015 (all amounts shown reflect cash payments made by the Company, except as otherwise stated):

Name	Automobile Allowance ($)*	Parking ($)	Tax Preparation Fee ($)	Financial Planning Fee ($)	Executive Physical Fee ($)	Club Dues ($)	Spousal Travel ($)	Total ($)
Joseph M. Rigby	11,700	2,400	2,600	11,930	800	5,744	4,970	40,144
Frederick J. Boyle	11,700	2,400	2,600	—	—	—	—	16,700
David M. Velazquez	11,700	2,400	2,600	11,930	800	—	—	29,430
Kevin C. Fitzgerald	11,700	2,400	2,600	11,930	—	—	—	28,630
John U. Huffman	11,700	6,240	2,600	11,930	800	—	—	33,270

*	Consists of a non-accountable expense allowance to compensate executives for the business use of their personal automobiles.

In addition, in 2015, Company-purchased tickets to attend sporting and cultural events were made available to our named executive officers for personal use when not being used for business purposes. There was no incremental cost to Pepco Holdings for providing these tickets to our named executive officers.

(5)	As discussed in Footnote (1) above, the values presented under the column Stock Awards reflects that dividends have been considered in the determination of grant date fair value. The amounts previously reported under All Other Compensation (i) for 2013 and 2014 included the market value of dividend equivalents credited quarterly during the respective year with respect to unvested time-based and performance-based RSU awards, and (ii) for 2014 included, as applicable, cash dividends paid quarterly during the respective fiscal year with respect to vested and unvested restricted stock awards. Accordingly, the amounts included in the table above for All Other Compensation and Total Compensation for 2013 and 2014 have been revised to eliminate dividend equivalents and cash dividends that were paid.

Comparison of 2015 Realized Pay to Reported Pay

The calculation of total compensation as reported in the 2015 Summary Compensation Table is based upon rules of the SEC and includes compensation that is not received or realized by our NEOs during the year. For example, total compensation includes the “grant date fair value” of time-based and performance-based RSU awards that were granted during 2015. These amounts are computed applying specific accounting rules and based on a number of assumptions, and are included in total compensation even though time-based awards do not vest until the end of the restriction period and the NEO will not realize any benefit under performance-based awards until the Compensation Committee has determined whether, and the extent to which, the relevant performance criteria have been satisfied at the end of the performance period.

To supplement the SEC-mandated disclosure, the following table sets forth the “realized pay” of each NEO in 2015. For purposes of this table, we define “realized pay” to include the following elements of compensation:

•	base salary and awards under the EICP earned based on fiscal year 2015 performance;
•	the value of the time-based restricted stock unit awards granted in 2013 under the LTIP to each of the NEOs, which awards vested in 2015;
•	the value of the performance-based RSU awards that vested at the end of the 2013 to 2015 performance period; and
•	the value of all perquisites and other personal benefits, to the extent they were includible in the named executive officer’s gross income or otherwise resulted in imputed income for tax purposes.

We calculate realized pay with respect to awards settled in Company common stock by multiplying (i) the average of the high and low trading prices of our common stock on the NYSE on the vesting date, by (ii) the total number of shares vested, including any shares withheld for tax purposes.

The table does not reflect the vesting of RSU awards granted under the Rigby Employment Agreement or the Fitzgerald Employment Agreement, because no shares of common stock may be issued in settlement of these awards until the day after the executive’s employment with the Company terminates.

	2015 Realized Pay
Name	Base Salary, Bonus and EICPAwards ($)	Vested LTIP Time-Based RSU Awards ($)(1)	Vested LTIP Performance- Based RSU Awards ($)(1)	Perquisites and Other Personal Benefits Included on W-2 ($)	Total Realized Pay ($)	2015 Total Compensation Reported in Summary Compensation Table ($)	Realized Pay as a Percentage of 2015 Reported Pay (%)
Joseph M. Rigby	2,278,675	1,316,441	3,879,961	61,333	7,536,410	5,766,626	130.69
Frederick J. Boyle	899,705	304,764	898,346	21,028	2,123,843	1,718,064	123.62
David M. Velazquez	862,918	335,921	990,123	34,486	2,223,448	2,032,937	109.37
Kevin C. Fitzgerald	998,561	356,666	1,051,289	34,675	2,441,191	2,022,997	120.67
John U. Huffman	398,000	198,687	585,676	31,977	1,214,340	905,720	134.07

(1) The amount shown for each executive represents the vesting date fair market value for each of the 2013 to 2015 time-based and the 2013 to 2015 performance-based awards granted under the 2012 LTIP. In addition, for each award cycle the value of accrued dividend equivalents earned during the vesting period are reflected in the amounts vested. With respect to the 2013 to 2015 performance-based awards, a premium of 47.37% over target was earned based on relative TSR.

Comparison of Key Elements of Total Compensation

The chart below provides a comparison of the key elements of total compensation for 2015 for each named executive officer, including the percentage of salary and bonus compared to total compensation. This section uses information contained in the 2015 Summary Compensation Table.

Employment Agreements

Joseph M. Rigby

Effective January 1, 2012, the Company entered into the Rigby Employment Agreement, which provided for Mr. Rigby’s employment with the Company through December 31, 2014. Our independent directors, based upon the recommendation of Pearl Meyer, approved the Rigby Employment Agreement.

On January 24, 2014, Mr. Rigby notified the Company’s Board of Directors of his intention to step down from his position as President and CEO in 2014. Subsequent to this announcement, the Company entered into merger negotiations with Exelon, which led to the execution of the Merger Agreement in April 2014. In view of this development, the Board of Directors requested that Mr. Rigby extend his employment until the completion of the Merger. The Board of Directors’ desire to extend the term of employment of

Mr. Rigby was based on its determination that his continued guidance and leadership of the Company were critical to securing the required regulatory approvals necessary to the successful completion of the Merger. As inducement for Mr. Rigby to delay his planned retirement and extend the term of his employment with the Company, the Board of Directors granted to Mr. Rigby awards of vested and unvested restricted stock, all of which were subject to restrictions on transferability until Mr. Rigby’s employment terminates. Subject to certain exceptions, the shares of unvested restricted stock will be forfeited if Mr. Rigby’s employment with the Company terminates before the end of the 24-month employment extension period on April 29, 2016. Exelon supported the extension of Mr. Rigby’s employment and the restricted stock grants to Mr. Rigby, and the restricted stock grant to Mr. Rigby did not have any impact on the determination of the merger consideration of $27.25 per share.

On April 29, 2014, the Company and Mr. Rigby entered into the Rigby Extension Agreement, extending the term of his employment as the Company’s President and Chief Executive Officer for a period (the Rigby Extension Period) beginning on January 1, 2015, and ending on the first to occur of:

•	the closing date of the Merger;
•	the date that is six months after the Merger Agreement is terminated; or
•	April 29, 2016.

As discussed above, the Merger was completed on March 23, 2016.

The following table provides a summary of the material terms of the Rigby Extension Agreement.

Provision of Employment Extension Agreement	Description
Annual salary	Fixed at $1,015,000 pursuant to the Rigby Extension Agreement, which was the same as Mr. Rigby’s base salary for 2014 under the terms of the Rigby Employment Agreement.
Restricted stock awards

As an inducement to extend his employment, Mr. Rigby received two awards of restricted stock under the 2012 LTIP, as follows:

➢    73,394 shares of fully-vested restricted stock (36,110 shares after withholding of shares for taxes), which, during the term of the Rigby Extension Agreement, may not be sold or otherwise transferred except to satisfy his tax withholding obligations associated with the award of the shares.

➢    110,092 shares of unvested restricted stock (54,165 shares after withholding of shares for taxes), which vest in full on the last day of the Rigby Extension Period or if, prior to that date, Mr. Rigby’s employment is terminated by us without “cause,” by Mr. Rigby for “good reason” (each as defined in the Rigby Employment Agreement), or as a result of Mr. Rigby’s disability or death.

Retirement and other benefit plans	Mr. Rigby will participate, in a manner similar to other senior executives, in retirement plans, fringe benefit plans, supplemental benefit plans and other plans and programs (including insurance coverage) provided by us for our executives or employees, except that under the Rigby Employment Agreement, Mr. Rigby was granted an annual minimum annuity benefit under the 2011 SERP in an amount equal to 1.65% of his five-year average base pay and bonus multiplied by years of service as determined under the Pepco Holdings Sub-Plan (for all other executives, the 2011 SERP provides for an annual benefit equal to 1.45% of the five-year average base pay

Provision of Employment Extension Agreement	Description
and bonus multiplied by years of service).
Provisions with respect to termination of employment during Employment Extension Period

See “— Executive Compensation — Termination of Employment and Change in Control Benefits — Rigby Extension Agreement” for a description of various benefits that Mr. Rigby may be entitled to receive under the Rigby Extension Agreement in connection with the termination of his employment.

Mr. Rigby is subject to a three-year post-termination non-competition covenant and two-year post-termination non-solicitation and non-hiring covenants with respect to any person who is serving as our executive officer at the time of the solicitation.

Performance cash bonus	Mr. Rigby will be eligible to receive a cash award in an amount up to $1,500,000 as determined in the sole discretion of the Board based upon the recommendation of the Compensation Committee. The amount of the award will be based on an evaluation of Mr. Rigby’s performance during the Rigby Extension Period and will be subject to his continued employment until the expiration of that period and his execution of a release of claims in favor of the Company.
Change in control benefit	Mr. Rigby is not entitled to any cash severance under the Rigby Extension Agreement or any other Company agreement or plan.
Clawback provisions	The Rigby Extension Agreement includes provisions intended to satisfy the compensation recovery provisions of both the Dodd-Frank Act and the Sarbanes-Oxley Act.

Kevin C. Fitzgerald

Effective September 17, 2012, the Company, upon the approval of the Compensation Committee, and Mr. Fitzgerald entered into the Fitzgerald Employment Agreement, which provided for Mr. Fitzgerald’s employment with the Company through September 16, 2015.

On September 11, 2015, the Company entered into the Fitzgerald Extension Agreement with Mr. Fitzgerald, extending the term of his employment to June 30, 2016, or, if earlier, (i) the closing date of the Merger or (ii) the date that is six months after the termination of the Merger Agreement. As discussed above, the Merger was completed on March 23, 2016.

The Fitzgerald Extension Agreement was effective on September 17, 2015, the expiration date of the Fitzgerald Employment Agreement. The Fitzgerald Extension Agreement provides that during the Fitzgerald Extension Period the terms of Mr. Fitzgerald’s employment arrangements will remain the same as those in effect under the Fitzgerald Employment Agreement, except as set forth in the following table which provides a summary of the material terms of the Fitzgerald Employment Agreement, as amended by the Fitzgerald Extension Agreement:

Provision of Employment Agreement and Fitzgerald Extension Agreement	Description
Annual salary	Fixed at $563,000 pursuant to the Fitzgerald Extension Agreement, which was the same as Mr. Fitzgerald’s base salary for 2015 under the terms of the Fitzgerald Employment Agreement.
Cash incentive compensation	Mr. Fitzgerald is entitled to a target incentive opportunity under the EICP equal to 60% of his annual base salary.
Retirement and other benefit plans	Mr. Fitzgerald is eligible to participate (in a manner similar to other senior executives of Pepco Holdings of comparable rank) in Pepco

Provision of Employment Agreement and Fitzgerald Extension Agreement	Description
Holdings’ retirement, supplemental retirement benefit, savings, deferred compensation, health, welfare and insurance plans, and in other plans and programs provided by Pepco Holdings from time to time for its senior executives of comparable rank. Mr. Fitzgerald is entitled to receive such perquisites and other personal benefits provided by Pepco Holdings from time to time to its senior executives of comparable rank.
Long-term incentive plan compensation	Mr. Fitzgerald is entitled to receive awards under the 2012 LTIP with aggregate target award opportunities equal to 125% of his base salary.
RSU awards

Pursuant to the Fitzgerald Employment Agreement, Mr. Fitzgerald is entitled to receive a series of three annual performance-based awards under the 2012 LTIP:

➢     to be granted over the term of the employment agreement;

➢     each to consist of such number of RSUs equal to $166,666.67, divided by the closing price of a share of common stock on the last trading day prior to the first day of the calendar year in which the award is executed and delivered; and

➢     the vesting of which is contingent upon Mr. Fitzgerald’s continued employment with the Company during the annual performance period and achievement of the performance goals covered by each award.

Mr. Fitzgerald also received a time-based award of 39,494 RSUs under the 2012 LTIP, four-fifteenths of which vested on September 17, 2013, four-fifteenths of which vested on September 17, 2014, and the balance which vested on September 17, 2015.

Mr. Fitzgerald may not settle vested RSUs under these awards until the day after his employment with the Company terminates, except that he may elect to surrender vested RSUs as permitted to satisfy applicable tax withholding obligations. Vested RSUs will be credited with dividend equivalents in the form of additional fully-vested RSUs.

Payments upon termination or change in control

Pepco Holdings may terminate Mr. Fitzgerald’s employment at any time, with or without cause, and Mr. Fitzgerald may resign as an employee at any time and for any reason, in each case without further compensation under the employment agreement.

Mr. Fitzgerald is a participant in the CIC Plan and the Employee Severance Plan. See “— Executive Compensation — Termination of Employment and Change in Control Benefits” for a discussion of the terms and conditions of these plans. Pursuant to the Fitzgerald Extension Agreement, the termination of Mr. Fitzgerald’s employment at the end of the Fitzgerald Extension Period would constitute a “Qualifying Termination” under the CIC Plan, which will entitle Mr. Fitzgerald to receive (i) a severance payment equal to the sum of (A) his then-current annual salary and (B) the full amount of his target annual bonus under the EICP, and (ii) such other benefits specified by the CIC Plan.

Clawback provisions	The employment agreement includes provisions intended to satisfy the compensation recovery provisions of both the Dodd-Frank Act and the Sarbanes-Oxley Act.

2015 Grants of Plan-Based Awards

The following table provides certain information regarding plan-based awards, including award opportunities under the EICP, granted to each of the named executive officers in 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Approval Date	Threshold ($)(2)	Target ($)	Maximum ($)	Threshold Number of Shares (#)	Target Number of Shares (#)	Maximum Number of Shares (#)
Joseph M. Rigby EICP(4)	1/22/15	1/22/15	253,750	1,015,000	1,827,000	—	—	—	—	—
2012 LTIP—Time-based RSU award(5)	1/22/15	1/22/15	—	—	—	—	—	—	92,541	2,537,474
Frederick J. Boyle EICP(4)	1/22/15	1/22/15	77,250	309,000	556,200	—	—	—	—	—
2012 LTIP—Time-based RSU award(5)	1/22/15	1/22/15	—	—	—	—	—	—	23,477	643,739
David M. Velazquez EICP(4)	1/22/15	1/22/15	32,940	329,400	592,920	—	—	—	—	—
2012 LTIP—Time-based RSU award(5)	1/22/15	1/22/15	—	—	—	—	—	—	25,027	686,240
Kevin C. Fitzgerald EICP(4)	1/22/15	1/22/15	84,450	337,800	608,040	—	—	—	—	—
2012 LTIP—Time-based RSU award(5)	1/22/15	1/22/15	—	—	—	—	—	—	25,665	703,734
2012 LTIP—Performance-based RSU award pursuant to employment agreement(6)	2/26/15	2/26/15	—	—	—	—	6,188	—	—	161,383
John U. Huffman EICP(4)	1/22/15	1/22/15	59,700	238,800	429,840	—	—	—	—	—
2012 LTIP—Time-based RSU award(5)	1/22/15	1/22/15	—	—	—	—	—	—	14,514	397,974
(1)	The “target” amount represents the amount of payment for an award opportunity under the EICP based upon achievement of the performance criteria at the “target” level as determined by the Compensation Committee. The “threshold” amount represents the minimum amount of an award which may be received by the executive under the EICP, assuming that an award is paid. The “maximum” amount represents the highest possible payment with respect to an EICP award based on performance, which for 2015 was equal to 180% of the target payment.
(2)	The amounts in this column do not reflect the Compensation Committee’s retained discretion to increase or reduce these minimum award amounts by up to 30% of the target amount of the award opportunity.
(3)	Represents the grant date fair value, as determined in accordance with ASC 718 (excluding the effect of estimated forfeitures), of restricted stock, time-based RSUs and performance-based RSUs granted under the 2012 LTIP. The grant date fair value of each performance-based RSU award has been calculated using the “target” number of shares, consistent with the estimate of aggregate compensation cost to be recognized over the service period in accordance with ASC 718.
(4)	For a further description of these award opportunities, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Annual Cash Incentive Awards Under the EICP” and footnote (2) to the Summary Compensation Table.
(5)	Subject to the provisions of the Merger Agreement and the acceleration of vesting under certain other circumstances as described in “— Executive Compensation — Termination of Employment and Change in Control Benefits,” this time-based RSU award vests on the third anniversary of the date of grant if the executive has been continuously employed by us through that date.
(6)	This award is the last in a series of three annual performance-based awards pursuant to the Fitzgerald Employment Agreement, the vesting of which is contingent upon continued employment during the annual performance period and achievement of the performance goals established for the annual performance period.

2012 Long-Term Incentive Plan

The Pepco Holdings, Inc. 2012 Long-Term Incentive Plan provides for long-term incentives to attract, retain and reward highly competent officers and key employees of Pepco Holdings and its subsidiaries, as well as directors of Pepco Holdings who are not employees or officers of Pepco Holdings or any subsidiary.

Except as otherwise provided in the 2012 LTIP, the Compensation Committee will generally be the administrator of the 2012 LTIP and has sole authority to generally make all determinations advisable for the administration of the 2012 LTIP in order to achieve its stated objectives.

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

The Compensation Committee may grant awards under the 2012 LTIP to officers or key employees of Pepco Holdings or any subsidiary, including such officers or employees who are members of the Board. The Compensation Committee also may grant director awards under the 2012 LTIP to directors of Pepco Holdings who are not employees or officers of Pepco Holdings or any subsidiary. As of December 31, 2015, 68 persons were eligible to participate in the 2012 LTIP. Unless earlier terminated by the Board, the 2012 LTIP shall terminate on May 18, 2022, but the 2012 LTIP shall remain in effect thereafter solely to settle all matters related to the payment of outstanding awards and the termination of the 2012 LTIP.

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

If a participant under the 2012 LTIP is subject to the clawback provisions of the Sarbanes-Oxley Act or is covered under a clawback policy adopted by Pepco Holdings in accordance with rules promulgated by the SEC under the Dodd-Frank Act, an award agreement shall require the participant to comply with all provisions and requirements of such rules and policies.

Amended and Restated Annual Executive Incentive Compensation Plan

The EICP is a cash-based incentive program designed to align executive compensation with the performance of Pepco Holdings and its subsidiaries. Throughout this section, the term “award” refers to a cash incentive payment made to a participant under the EICP. Awards under the EICP to a participant who is a “covered employee” within the meaning of Section 162(m) of the Code (Covered Executives) are intended to qualify as “performance-based compensation,” eligible for the exception to the non-deductibility provision of Section 162(m) of the Code.

The EICP is administered by the Compensation Committee of the Board (or its designee), except that, to the extent required for an award to a covered executive to qualify as “performance-based compensation” under Section 162(m) of the Code, the EICP shall be administered by the Compensation Committee, which must consist solely of two or more “outside directors” as defined under Section 162(m) of the Code.

No award shall be made in respect of any calendar year that begins on or after January 1, 2022.

Participants in the EICP for any calendar year may include any executive or employee of the Company or any subsidiary selected by the administrator, upon the recommendation of the Company’s chief executive officer, to participate in the EICP. As of December 31, 2015, 59 persons were eligible to participate in the EICP.

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

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding outstanding equity awards held by each of the named executive officers at December 31, 2015. None of the named executive officers had outstanding option awards at December 31, 2015.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)(3)
Joseph M. Rigby
Awarded 1-22-15	96,462	2,508,977	—	—
Awarded 4-30-14(4)	54,165	1,408,832	—	—
Awarded 1-23-14	48,570	1,263,306	194,276	5,053,119
Frederick J. Boyle
Awarded 1-22-15	24,472	636,517	—	—
Awarded 1-23-14	11,963	311,158	47,850	1,244,579
David M. Velazquez
Awarded 1-22-15	26,087	678,523	—	—
Awarded 1-23-14	12,776	332,304	51,106	1,329,267
Kevin C. Fitzgerald
Awarded 2-26-15(5)	—	—	6,188	160,950
Awarded 1-22-15	26,752	695,820	—	—
Awarded 1-23-14	13,161	342,318	52,634	1,369,010
John U. Huffman
Awarded 1-22-15	15,129	393,505	—	—
Awarded 1-23-14	7,425	193,124	29,702	772,549

(1)	These are time-based restricted stock and RSU awards granted under the 2012 LTIP. Except as otherwise noted, RSU awards vest in full on the third anniversary of the grant date if the named executive officer has been continuously employed by us through that date, subject to the acceleration of vesting under certain circumstances. See “— Executive Compensation — Termination of Employment and Change in Control Benefits.” Except as otherwise noted, amounts with respect to time-based RSU awards include additional RSUs credited to an executive when the Company pays a dividend on the common stock during the vesting period, although the shares of common stock underlying such credited RSUs are earned if and only to the extent that an award vests.
(2)	Market value is calculated by multiplying the number of shares shown in the immediately preceding column by $26.01, the closing market price of a share of common stock on December 31, 2015.
(3)	These are performance-based RSU awards under the 2012 LTIP, which entitle the named executive officer to earn shares of common stock to the extent pre-established performance objectives are satisfied for the three-year performance period beginning on January 1, 2014 and ending on December 31, 2016. For each award, the named executive officer is eligible to earn a number of shares of common stock ranging from 25% to 200% of the target performance award depending on the extent to which the performance objectives are achieved, assuming that the named executive officer has been continuously employed by us during the performance period. For each named executive officer, the number in this column reflects the number of shares that could be earned pursuant to each performance-based RSU award outstanding as of December 31, 2015, based on the maximum assumed level of performance and a relative TSR as of December 31, 2015 of 198.25%. Amounts include additional RSUs that may be credited to an executive when the Company pays a dividend on the common stock during the performance period, although the shares of common stock underlying such credited RSUs are earned if and only to the extent that an award vests.
(4)	This is an unvested award of restricted stock granted to Mr. Rigby under the terms of the Rigby Extension Agreement. For further discussion of the terms of this award, see “—Executive Compensation — Employment Agreements — Joseph M. Rigby.”
(5)	This RSU award is the last in a series of three annual performance-based awards granted to Mr. Fitzgerald pursuant to the Fitzgerald Employment Agreement. This award covers the performance period beginning on January 1, 2015 and ending on December 31, 2015, with vesting ranging from 0% to 100%. Dividend equivalents accrue only on the vested portion of the award. If and to the extent the award has vested, settlement of the award in shares of common stock will be deferred (subject to certain exceptions and the applicable provisions of the Merger Agreement) until the day after the day Mr. Fitzgerald’s employment with the Company terminates. For a discussion of the terms of this award and the payout to Mr. Fitzgerald thereunder, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Stock-Based Awards Under the 2012 LTIP — Performance-Based Employment Agreement Awards - Mr. Fitzgerald.”

2015 Option Exercises and Stock Vested

The following table provides certain information regarding the following awards that vested in whole or in part during 2015:

•	time-based RSU awards (including dividend equivalents) granted in 2013 that vested during 2015;
•	performance-based RSU awards (including dividend equivalents) that vested during 2015 with respect to the 2013 to 2015 performance period;
•	Mr. Rigby’s and Mr. Fitzgerald’s performance-based awards pursuant to their respective employment agreements, each of which vested on February 26, 2015 with respect to the 2014 performance period, including dividend equivalents that accrued after vesting during 2015 (although the shares underlying such RSU awards are not to be received until the day after employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement)); and
•	The 2015 portion of Mr. Fitzgerald’s time-based RSU award pursuant to the Fitzgerald Employment Agreement, four-fifteenths of which vested on each of September 17, 2013 and 2014, and the balance of which vested on September 17, 2015, including dividend equivalents that accrued during 2015 (although the shares underlying such RSU award are not to be received until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement)).

No options were outstanding during 2015.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Joseph M. Rigby(2)	242,878	6,374,948
Frederick J. Boyle	46,105	1,203,110
David M. Velazquez	50,816	1,326,044
Kevin C. Fitzgerald(3)(4)	82,848	2,127,841
John U. Huffman	30,058	784,363
(1)	Represents the aggregate market value of the shares realized on vesting, calculated by multiplying the vested number of shares by the average of the high and low trading prices of a share of common stock on the vesting date (or (i) on the last trading day prior thereto when the vesting day occurs on a non-trading day and (ii) with respect to Mr. Rigby’s time-based award pursuant to the Rigby Employment Agreement, market value of the vested shares has been calculated using an average of the daily closing prices during 2015).
(2)	Of these vested shares, 43,744 shares (representing an aggregate amount of $1,178,547 realized upon vesting) will not be received by Mr. Rigby until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement).
(3)	Does not include 4,950 shares underlying a performance-based award pursuant to the Fitzgerald Employment Agreement, which award vested on February 19, 2016. The value realized as of the vesting date with respect to this award was $131,398. This amount was calculated by multiplying the vested number of shares by the average of the high and low trading prices of a share of common stock on the vesting date.
(4)	Of these vested shares, 28,893 shares (representing an aggregate amount of $719,886 realized upon vesting) will not be received by Mr. Fitzgerald until the day after his employment with the Company terminates (subject to certain exceptions and the applicable provisions of the Merger Agreement).

Pension Benefits at December 31, 2015

The following table provides certain information regarding pension benefits for each of the named executive officers at December 31, 2015.

Name	Plan Name(1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
Joseph M. Rigby	Conectiv Cash Balance Sub-Plan(3)	29 yrs., 11 mos.	1,790,752	—
	2011 SERP/Conectiv SERP	36 yrs., 11 mos.	14,749,830	—
	Contractual benefit(4)	36 yrs., 11 mos.	2,281,460	—
Frederick J. Boyle	Pepco Holdings Sub-Plan	3 yrs., 8 mos.	117,638	—
	2011 SERP	3 yrs., 8 mos.	279,138	—
David M. Velazquez	Conectiv Cash Balance Sub-Plan(5)	30 yrs., 0 mos.	1,227,801	—
	2011 SERP/Conectiv SERP	34 yrs., 6 mos.	5,114,025	—
Kevin C. Fitzgerald	Pepco Holdings Sub-Plan	3 yrs., 3 mos.	83,811	—
	2011 SERP	3 yrs., 3 mos.	215,938	—
John U. Huffman	Pepco Holdings Sub-Plan	10 yrs., 0 mos.	287,754	—
	2011 SERP	10 yrs., 0 mos.	526,087	—
(1)	For executives who were participants in a Company supplemental executive retirement plan prior to August 1, 2011, the 2011 SERP provides a supplemental retirement benefit equal to the amount, if any, by which the executive’s benefit calculated under the benefit formula of the 2011 SERP exceeds the supplemental retirement benefit provided under the predecessor plan. Where the predecessor plan provides for a greater benefit, the executive will receive the supplemental pension benefit provided for under the predecessor plan.
(2)	Represents the actuarial present value of the executive’s accumulated pension benefit calculated as of December 31, 2015, assuming the executive retires at the earliest time he may retire under the applicable plan without any benefit reduction due to age. The valuation method and all material assumptions applied in calculating the actuarial present value are set forth in Note (9), “Pension and Other Postretirement Benefits,” to our consolidated financial statements, which are included in the 2015 Form 10-K.
(3)	The Conectiv Cash Balance Sub-Plan provides for certain “grandfathered” rights under predecessor plans, as described further below under “— Executive Compensation — Description of Pension and Other Retirement Plans — Pepco Holdings Retirement Plan — Conectiv Cash Balance Sub-Plan.” Under these grandfathering provisions, the benefit is calculated for all years of service up to December 31, 2008. The number of actual years of service with the Company and its predecessors for Mr. Rigby under this plan is 36 years, 11 months.
(4)	Represents the net present value of accumulated pension benefits provided under the Rigby Employment Agreement.
(5)	The pension benefit of the participants in the Conectiv Cash Balance Sub-Plan is the greater of the benefit calculated under that plan or the benefit determined by applying the Pepco Holdings Sub-Plan formula, under which the number of years of credited service is capped at 30 years. As of December 31, 2015, Mr. Velazquez’s benefit under the Pepco Holdings Sub-Plan formula exceeded his benefit under the Conectiv Cash Balance Sub-Plan. The number of actual years of service with the Company and its predecessors for Mr. Velazquez is 34 years, 6 months.

Retirement Plans

The Company’s retirement plans and benefits are described below.

Pepco Holdings Retirement Plan

The Pepco Holdings Retirement Plan is a defined benefit plan which consists of several sub-plans and which is qualified under applicable provisions of the Code. Each of the named executive officers participates in the Pepco Holdings Sub-Plan, the Pepco General Retirement Sub-Plan or the Conectiv Cash Balance Sub-Plan.

Pepco Holdings Sub-Plan

Persons who become employees (other than certain union employees) of the Company on or after January 1, 2005 are eligible to participate in the Pepco Holdings Sub-Plan, including Messrs. Boyle,

Fitzgerald and Huffman. The Pepco Holdings Sub-Plan provides participating employees who have at least five years of service with retirement benefits based on the participant’s average base salary for the final five years of employment and the number of years of credited service under the plan at the time of retirement. The normal retirement date generally is the first day of the month after the participant attains age 65. Participants who have reached age 55 and who have ten years of credited service are eligible for retirement benefits prior to normal retirement age, at a benefit level that is reduced from the benefit level at normal retirement age by 3% for each year that the early retirement date precedes the normal retirement date. A participant may retire with full benefits at age 62, provided the participant has 20 years of service. Benefits under the plan are paid in the form of a monthly annuity selected by the participant from among several available annuity options. As of December 31, 2015, neither Mr. Boyle nor Mr. Fitzgerald had accrued the years of service required to be eligible for benefits under the Pepco Holdings Sub-Plan.

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

Participants employed by DPL or ACE on December 31, 1998 were credited with an initial cash balance equal to the present value of their annuity benefits as of that date earned under the Atlantic City Electric Retirement Plan or the Delmarva Retirement Plan, respectively. Each participant’s account balance is supplemented annually with interest credits equal to the prevailing 30-year U.S. Treasury bond rate. Benefits become vested after three years of service. When a participant terminates employment (regardless of age), the amount credited to his or her account, at the election of the participant, is converted into one of several actuarially equivalent annuities selected by the participant or is paid to the participant in a lump sum (which cannot exceed 6.5 times the participant’s final average compensation).

For 2015, Mr. Rigby had a Company credit percentage of 10%. For 2015, Mr. Velazquez had a Company credit percentage of 10%, and through 2016, receives an annual transition credit of 3% of total pay.

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

Participants in the Conectiv Cash Balance Sub-Plan are entitled to the greater of the benefit calculated under the Conectiv Cash Balance Sub-Plan or a benefit calculated using the Pepco Holdings Sub-Plan formula. In determining the benefit under the Pepco Holdings Sub-Plan, a participant’s prior years of service are taken into account up to a maximum of 30 years of credited service. As of December 31, 2015, Mr. Rigby’s benefits under the Conectiv Cash Balance Sub-Plan exceeded those under the Pepco Holdings Sub-Plan (which is described above). Mr. Velazquez’s benefits under the Pepco Holdings Sub-Plan formula exceeded his benefits under the Conectiv Cash Balance Sub-Plan as of that date.

The present value of accumulated benefits shown in the 2015 Pension Benefits table for the Conectiv Cash Balance Sub-Plan reflects pension benefits that would be paid for Mr. Rigby’s and Mr. Velazquez’s respective lifetimes as an annuity commencing upon attainment of their eligibility to receive unreduced retirement benefits. Had either of them retired on December 31, 2015 and started receipt of their pension benefit amounts at that time (as an annuity or a lump sum, if available), the net present value of their pension benefit amounts under the Conectiv Cash Balance Sub-Plan for Mr. Rigby and Mr. Velazquez would be $1,864,896, and $1,406,601, respectively.

Supplemental Executive Retirement Plans

Pepco Holdings 2011 Supplemental Executive Retirement Plan

In 2011, the Company adopted the 2011 SERP, a nonqualified supplemental executive retirement plan, to supplement benefits paid from the Pepco Holdings Retirement Plan. The 2011 SERP replaces the Executive Retirement Plan and the Conectiv Supplemental Executive Retirement Plan (each as described below) as the supplemental retirement plan for new eligible employees of Pepco Holdings and its subsidiaries hired on or after August 1, 2011. The 2011 SERP also includes provisions that may augment the supplemental retirement benefits to which participants in the pre-existing plans, including each of the named executive officers, are entitled.

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

The 2011 SERP benefit formula, including its application to participants in the pre-existing supplemental retirement plans, is designed to provide executives with retirement benefits that in the aggregate target median peer group retirement benefits based upon the research provided by Pearl Meyer. Eligibility for participation in the 2011 SERP is determined by the Compensation Committee. Because the 2011 SERP is a nonqualified supplemental retirement plan, participation is limited to selected members of the Company’s management.

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

Conectiv Supplemental Executive Retirement Plan

The Conectiv Supplemental Executive Retirement Plan (the Conectiv SERP) is a nonqualified supplemental executive retirement plan that provides a supplemental retirement benefit equal to the additional retirement benefit a participating executive would have received under the Conectiv Cash Balance Sub-Plan of the Pepco Holdings Retirement Plan, if the qualified plan limitations were not taken into account in the benefit calculation. As participants in the Conectiv Cash Balance Sub-Plan, Messrs. Rigby and Velazquez participate in the Conectiv SERP. In the case of Mr. Rigby, the Conectiv SERP benefit is based on his grandfathered benefit under the Atlantic City Electric Retirement Plan calculated without taking the qualified plan limitations into account. The benefit under the Conectiv SERP is payable in a lump sum following the termination of a participant’s employment, subject to the requirements of Section 409A of the Code. If Messrs. Rigby or Velazquez had retired on December 31, 2015, the net present value of each of their retirement benefits as of that date under the Conectiv SERP would have been $2,458,812 and $609,470, respectively.

Nonqualified Deferred Compensation

The following table provides certain information regarding the nonqualified deferred compensation benefits of each of the named executive officers at December 31, 2015.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Joseph M. Rigby
Conectiv Deferred Compensation Plan	-	-	747	-	112,825
Pepco Holdings Deferred Compensation Plan	40,283	30,133	4,273	-	1,038,522
Deferred Settlement of Awards Pursuant to Employment Agreement	-	991,021	23,006	-	4,636,543
Frederick J. Boyle
Pepco Holdings Deferred Compensation Plan	33,461	6,728	844	-	308,473
David M. Velazquez
Pepco Holdings Deferred Compensation Plan	11,021	8,256	1,108	-	96,988
Kevin C. Fitzgerald
Pepco Holdings Deferred Compensation Plan	11,864	8,747	(54)	-	65,034
Deferred Settlement of Awards Pursuant to Employment Agreement	-	672,351	51,368	-	1,537,113
John U. Huffman
Pepco Holdings Deferred Compensation Plan	3,182	2,337	427	-	56,448
(1)	All amounts shown are included in the “Salary” column of the Summary Compensation Table for the year 2015.
(2)	All amounts shown with respect to the Pepco Holdings Deferred Compensation Plan and the Conectiv Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table for the year 2015.
(3)	Includes the following amounts reported as compensation in the Summary Compensation Table for years prior to 2015:

Name	Pepco Holdings Deferred Compensation Plan ($)	Conectiv Deferred Compensation Plan ($)	Deferred Settlement of Employment Agreement RSU Awards ($)
Joseph M. Rigby	784,462	21,468	3,215,384
Frederick J. Boyle	239,860	—	—
David M. Velazquez	51,225	—	—
Kevin C. Fitzgerald	42,012	—	715,826
John U. Huffman	29,146	—	—

Description of Nonqualified Deferred Compensation Plans and Arrangements

The Company maintains the following nonqualified deferred compensation plans and arrangements, as to which one or more of the NEOs participate.

Pepco Holdings Deferred Compensation Plan

Under the Pepco Holdings Deferred Compensation Plan, participating executives (including each of the named executive officers) and directors (including each of our non-employee directors) are permitted to defer the receipt of all or any portion of their compensation, including, in the case of executives, incentive compensation. In addition, to the extent an executive is precluded from making contributions to the 401(k) Plan due to the qualified plan limitations, the executive is eligible to defer under the Pepco Holdings Deferred Compensation Plan an amount equal to the contribution the executive is prevented from contributing to the 401(k) Plan and receive an additional credit under the Pepco Holdings Deferred Compensation Plan equal to the matching contribution, if any, that we would have made to the executive’s account under the 401(k) Plan. For a discussion of the 401(k) Plan’s matching contributions, see “— Compensation Discussion and Analysis — Components of the Executive Compensation Program — Retirement Programs.”

The Pepco Holdings Deferred Compensation Plan permits participants to elect to defer compensation into one or more of three separate accounts, enabling the participant to earn a return on the deferred compensation: a prime rate account, an investment fund account and a Pepco Holdings phantom share account. However, we currently do not permit our executives to defer compensation into the Pepco Holdings phantom share account. We credit on a monthly basis to each participant’s account balance an amount corresponding to, as elected by the participant:

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

Payment of benefits under the Pepco Holdings Deferred Compensation Plan begins when selected by the participant among various options, but subject to any limitation necessary to comply with the requirements of Section 409A of the Code. Once every 12 months, an executive may apply to the Compensation Committee for an early distribution of all or any part of the executive’s accounts which are not subject to Section 409A of the Code. This early distribution, less a 10% penalty (which is reduced to 5% if the distribution is submitted within 60 days after a change in control), must be paid to the executive in a lump sum.

Eligibility of executives to participate in the Pepco Holdings Deferred Compensation Plan is determined by our chief executive officer pursuant to authority delegated by the Board (and, in the case of the chief executive officer, by the Board).

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

Deferred Settlement of Awards Pursuant to Employment Agreements

Each of Messrs. Rigby and Fitzgerald received a time-based award and performance-based awards pursuant to their respective employment agreements. Shares of the Company’s common stock underlying the vested portion of these RSU awards may not be received by Mr. Rigby or Mr. Fitzgerald until the day after his employment with the Company terminates (subject to exceptions and the applicable terms of the Merger Agreement).

Termination of Employment and Change in Control Benefits

The following is a description of our plans and arrangements that provide for payments to the named executive officers, following or in connection with the termination of the executive’s employment, a change in control of the Company or a change in the executive’s responsibilities.

Rigby Extension Agreement

As of April 29, 2014, under the Employment Extension Agreement, Mr. Rigby is not entitled to any cash severance payments upon the termination of his employment. Also, Mr. Rigby is not entitled to receive any excise tax gross-up payments under any plan or agreement with us, and, consistent with the Rigby Extension Agreement, if Mr. Rigby receives any payments that would be subject to such excise tax and the net after-tax amount of such payments is not at least $10,000 greater than the net after-tax amount he would receive had none of the payments been subject to such excise tax, the payments will be reduced to the greatest amount that would not give rise to such excise tax.

Mr. Rigby also agreed to a three-year post-termination non-compete covenant and two-year post-termination non-solicitation and non-hiring covenants.

The Employment Extension Agreement provides Mr. Rigby with limited benefits if his employment is terminated under various circumstances, as described below.

Termination by the Company Other than for Cause or by Mr. Rigby for Good Reason

If at any time during the Rigby Extension Period, Pepco Holdings terminates Mr. Rigby’s employment, other than for cause, or Mr. Rigby terminates his employment with Pepco Holdings for good reason, Mr. Rigby will be entitled to the following:

•	payment of unpaid salary and accrued vacation time through the date of termination, as well as any earned and unpaid bonus for the year prior to the year in which the termination occurs;
•	with respect to the unvested portion of any time-based restricted stock or RSU awards under the 2012 LTIP:
o	if the award was granted prior to April 29, 2014, the award will vest on a prorated basis for the length of service through the date of termination, except that if the termination occurs within one year following a change in control (as defined in the Rigby Employment Agreement), the award will vest in full; and
o	if the award was granted on or after April 29, 2014 (other than with respect to the unvested restricted stock award granted to Mr. Rigby on April 30, 2014, which is covered below), the award will vest on a prorated basis for the length of his service through the date of termination;
•	with respect to the unvested portion of all performance-based restricted stock or RSU awards under the 2012 LTIP:

o	if the award was granted prior to April 29, 2014, the award will vest to the extent earned based on performance through the end of the performance period on a prorated basis for the length of his service through the date of termination, except that if the termination occurs within one year following a change in control (as defined in the Rigby Employment Agreement), the award will vest on the date of such termination and the amount of the award shall be determined on the assumptions that:
▪	Mr. Rigby had remained employed through the end of the performance period; and
▪	the target level of performance had been achieved; and
o	if the award was granted on or after April 29, 2014, the award will vest to the extent earned based on performance through the end of the performance period on a prorated basis for the length of his service through the date of termination;
•	with respect to the unvested restricted stock award granted to Mr. Rigby on April 30, 2014, the restrictions on such award will lapse in full; and
•	for a period equal to the greater of (i) one year following the termination of Mr. Rigby’s employment and (ii) the remainder of the Rigby Extension Period, the Company will reimburse Mr. Rigby for the cost of purchasing a health insurance policy comparable to the Company-sponsored healthcare plan in which he was enrolled immediately prior to the termination of his employment to the extent the Company is not otherwise providing or paying for such coverage.

For purposes of these provisions, “cause” is defined as:

•	intentional fraud or material misappropriation with respect to the business or assets of Pepco Holdings;
•	the persistent refusal or willful failure to perform substantially his duties and responsibilities to Pepco Holdings after notice of, and an opportunity to remedy, such failure have been given; or
•	conduct that constitutes disloyalty to Pepco Holdings or that materially damages the property, business or reputation of Pepco Holdings.

Mr. Rigby may terminate his employment for good reason if:

•	his base salary is reduced (other than a reduction consistent and proportional with the overall reduction, due to extraordinary business conditions, in the compensation of all other senior executives of the Company);
•	he is not considered in good faith for incentive awards under the Company’s plans in which senior executives are eligible to participate;
•	the Company fails to provide him with retirement, fringe and supplemental benefits in a manner similar to other senior executives;
•	the Company relocates Mr. Rigby’s place of employment to a location further than 50 miles from Washington, D.C. (other than the Washington, D.C. or Wilmington, Delaware metropolitan areas); or
•	he is removed from the position of Chief Executive Officer (other than due to his disability).

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

Amended and Restated Change-in-Control / Severance Plan for Certain Executive Employees

The CIC Plan provides for certain benefits to executives of the Company if their employment is terminated under specified circumstances. Under the CIC Plan, if, within two years following a change in control, a participating executive’s employment is terminated by the Company without “cause” or the executive terminates his or her employment for “good reason,” the executive will be entitled to the following termination benefits:

•	a severance payment equal to the sum of executive’s salary and target annual bonus for the year in which the termination occurs, multiplied by a benefit factor of 1.5, 2 or 3, depending upon the executive’s position;
•	a prorated portion (based on the number of days the executive was employed during the year) of the executive’s target annual bonus for the year in which the termination occurs; and
•	for a period of one year, Pepco Holdings will make available medical, dental, group life and disability benefits that generally are at least at a level substantially similar to the level in effect prior to the change in control.

Currently, 18 of Pepco Holdings’ executives are eligible to participate in this change-in-control portion of the CIC Plan, including Messrs. Boyle, Fitzgerald and Velazquez (each with a benefit factor of 3), and Mr. Huffman (with a benefit factor of 2).

To ensure that Pepco Holdings’ executives are able to remain focused on their responsibilities to Pepco Holdings and will not be distracted by the uncertainty of continued employment, the CIC Plan also provides for a benefit to a covered Pepco Holdings executive following a termination of his or her employment by Pepco Holdings without cause, regardless of whether there has been a change in control. In the event of such a termination of employment, a covered Pepco Holdings executive will receive a severance benefit equal to one year of base salary and the annual target bonus (each as determined under the CIC Plan), a cash payment of $10,000 (intended to cover outplacement and job search services), and six months of Company-paid COBRA continuation benefits for medical, dental and vision insurance. Currently, 58 executives, including each of the named executive officers (other than Mr. Rigby), were eligible to receive this severance benefit.

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

2014 Management Employee Severance Plan

On April 29, 2014, the Board adopted the Employee Severance Plan. This plan provides severance benefits for full-time and part-time management (non-union) employees of the Company and its subsidiaries, including employees who are not covered under the CIC Plan. The Employee Severance Plan is effective as of April 29, 2014 and will remain in effect until the second anniversary of the closing of the Merger, unless extended by the Company. Our named executive officers (other than Mr. Rigby) are eligible to participate in certain benefits under the Employee Severance Plan, as described below.

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

Under the Employee Severance Plan, eligible employees may elect, at the time their active employment terminates, to end their employment immediately or to take a leave of absence. An employee may elect a “personal leave of absence” for a period of time equal to the number of weeks for which the employee is entitled to receive severance pay. During any personal leave of absence, the Company will pay a portion of the employee’s COBRA premiums for medical, dental and vision coverage. As of March 23, 2016, Messrs. Boyle and Fitzgerald were our only named executive officers eligible to take a personal leave of absence.

If the employee is a participant in the Pepco Holdings Retirement Plan and is at least 52 years of age, he or she also may elect a “special leave of absence” for up to a maximum of three years to reach the minimum early retirement age under the Retirement Plan or to meet the minimum qualifications for retiree medical and life benefits. During a special leave of absence, an employee would be entitled to receive paid basic life insurance and subsidized health plan benefits. As of March 23, 2016 none of our named executive officers were eligible to elect to take a special leave of absence.

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

2012 Long-Term Incentive Plan

If a participant in the 2012 LTIP has a “qualifying termination” (as defined in the 2012 LTIP), the participant will be eligible to receive an accelerated payout or accelerated vesting of an award as described below. For purposes of the 2012 LTIP, a “qualifying termination” means:

•	the termination of employment by Pepco Holdings or any subsidiary, or
•	a participant terminating his or her employment with Pepco Holdings or any subsidiary for “good reason” (as defined in the 2012 LTIP),

each within 12 months following a change in control involving Pepco Holdings.

The term “good reason” in the 2012 LTIP means, in connection with any award, the occurrence of a change in control of any circumstances constituting “good reason” provided for in an award agreement. If no such circumstances are provided, then “good reason” will be deemed to occur upon the occurrence of:

•	the assignment of any duties inconsistent in any materially adverse respect with an employee’s position, authority, duties or responsibilities from those in effect immediately prior to the change in control;
•	a material reduction in base compensation as in effect immediately before the change in control;
•	a material diminution in the authority, duties or responsibilities of the supervisor to whom the participant is required to report;
•	a material diminution in the budget over which the participant retains authority; or
•	the requirement by Pepco Holdings or a subsidiary that the participant be based in any office or location more than 50 miles from that location at which the employee performed services immediately prior to the occurrence of a change in control, except for travel reasonably required in the performance of the employee’s responsibilities.

Furthermore, any termination of employment with the Company by the participant must occur within two years after the original occurrence of such circumstances. The participant must provide Pepco Holdings with written notification of such circumstances no later than 90 days from the original occurrence of the circumstances, and Pepco Holdings must fail to fully correct such circumstances within 30 days of receipt of such notification.

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

Upon the completion of the Merger, notwithstanding the provisions described above, outstanding awards under the 2012 LTIP (or its predecessor plan) as of the effective time of the Merger will be vested and settled in the following manner:

•	At the effective time of the Merger, each share of our common stock (other than certain excluded shares), including vested or unvested restricted stock awards, will be converted into the right to receive from Exelon $27.25 per share, without interest.
•	At the effective time of the Merger, each outstanding time-based RSU, whether vested or unvested, will be cancelled and converted into the right of the holder to receive from the Company an amount in cash.
o	For RSUs granted on or prior to April 29, 2014, the amount of cash will be equal to the product of the number RSUs multiplied by $27.25 per share.
o	For RSUs granted after April 29, 2014 and outstanding as of the effective time, the amount will be prorated based on the number of days elapsed from the grant date (in the case of grants made in 2015 or 2016, January 1, 2015 or 2016, respectively) through the closing date of the Merger relative to 1,095 days (or, with respect to director awards having a one-year retention period (which were paid as part of our non-management directors’ annual retainer), 365 days).
•	At the effective time of the Merger, each outstanding performance-based RSU, whether vested or unvested, will be cancelled and converted into the right to receive from the Company an amount in cash.
o	For RSUs granted on or prior to April 29, 2014 (including RSUs required to be granted pursuant to an agreement in place as of that date), the amount of cash will be equal to the product of $27.25 multiplied by the total number of shares of common stock subject to the RSU immediately prior to the effective time determined based on achievement of applicable performance objectives at the greater of:
▪	actual performance as reasonably determined by the Compensation Committee prior to the effective time, or
▪	the target level of 100%.
o	For RSUs granted after April 29, 2014 (other than RSUs required to be granted pursuant to an agreement in place as of that date) and outstanding as of the effective time, the amount will be calculated as described in the immediately preceding sub-bullet, prorated based on the number of days elapsed from the grant date (or, in the case of grants made in 2015 or 2016, January 1, 2015 or 2016, respectively) through the closing date relative to 1,095 days (or, with respect to awards having a one-year performance period, 365 days).
•	At the effective time of the Merger, each right of any kind, whether vested or unvested, to receive shares of Company common stock or benefits measured by the value of such shares, and each award of any kind consisting of such shares that may be held, awarded, outstanding, payable, or reserved for issuance under our stock or benefit plans (other than the common stock or RSUs described above) will be cancelled and converted into the right of the holder to receive from the Company an amount in cash equal to the product of the number of our shares subject to the award immediately prior to the effective time determined, without proration, and, if performance-based, based on achievement of applicable performance objectives at the greater of (i) actual performance as reasonably determined by the Compensation Committee prior to the effective time or (ii) the target level of 100%, multiplied by $27.25 (or if the award provides for payments to the extent the value of such shares exceeds a specified reference or exercise price, the amount, if any, by which $27.25 exceeds the reference or exercise price).

As discussed above, the Merger was completed on March 23, 2016.

Amended and Restated Annual Executive Incentive Compensation Plan

Except as otherwise required for an award to a Covered Executive to be considered “performance-based compensation” under Section 162(m) of the Code, the EICP provides for the following adjustments of awards in the event of the termination, retirement, death or disability of a participant during a calendar year with respect to an award opportunity:

Termination Event	Definition of Termination Event under the EICP	Adjustment to Award for Termination Event During Year
Death	Death of the participant	Award opportunity will be reduced proportionately for the year based on the date of death
Disability	Permanent and total disability of the participant, as determined by the Compensation Committee	Award opportunity will be reduced proportionately for the year based on the date of disability
Retirement	Separating from service with Pepco Holdings or any subsidiary on or after attaining age 55 and achieving at least 10 years of continuous employment with Pepco Holdings or any subsidiary	Award opportunity will be reduced proportionately for the year based on the date of separation from service
Termination	Any other resignation or discharge from employment not covered above	No award shall be made

To the extent that any award is reduced or eliminated as noted above, the Compensation Committee may reallocate the amount of such award to other participants, other than to a Covered Executive if such reallocation would prevent any award to a Covered Executive from being “performance-based compensation” under Section 162(m) of the Code.

Upon the completion of the Merger on March 23, 2016, notwithstanding the provisions described above, 2016 outstanding award opportunities under the EICP were earned on a pro-rated basis based on the number of days that lapsed in the performance period from the grant date January 1, 2016 through the closing date.

Retirement Plan Benefits

Messrs. Rigby and Velazquez participate in the Conectiv Cash Balance Sub-Plan of the Pepco Holdings Retirement Plan. Messrs. Boyle, Fitzgerald and Huffman are participants in the Pepco Holdings Sub-Plan of the Pepco Holdings Retirement Plan. For a description of the benefits provided under these defined benefit retirement plans and under the corresponding nonqualified supplemental executive retirement plans following termination of employment, see “— Retirement Plans.”

Deferred Compensation Plans

Each of Messrs. Rigby, Boyle, Velazquez, Fitzgerald and Huffman is a participant in the Pepco Holdings Deferred Compensation Plan. Mr. Rigby also is a participant in the Conectiv Deferred Compensation Plan. For a discussion of the benefits which our named executive officers are entitled to receive under these plans following a termination of employment, see “— Description of Nonqualified Deferred Compensation Plans and Arrangements.”

Upon the completion of the Merger, each Pepco Holdings phantom share (or equivalent) credited to a participant in any deferred compensation plan was cancelled and thereafter represented the right to receive $27.25 in cash, payable as soon as reasonably practicable after the effective time of the Merger, or, if subject to Section 409A of the Code, at the earliest time permitted under the Pepco Holdings Deferred Compensation Plan that will not trigger a tax or penalty under Section 409A of the Code (with interest at the rate specified in the Merger Agreement from the closing date through such payment date).

Indemnification and Directors’ and Officers’ Liability Insurance Coverage Benefits Under the Merger Agreement

Pursuant to the terms of the Merger Agreement, the Company’s directors and officers (including the named executive officers) will be entitled to certain ongoing indemnification and coverage under directors’ and officers’ liability insurance policies.

From and after the effective time of the Merger, Exelon and Pepco Holdings will indemnify and hold harmless (and Exelon will, subject to repayment under certain limited circumstances, advance expenses to) our and our subsidiaries’ present and former directors and officers (including the named executive officers) against any costs or expenses (including reasonable attorneys’ fees), judgments, fines, losses, claims, damages or liabilities incurred in connection with any claim, action, suit, proceeding or investigation, arising out of or related to such director’s or officer’s service as a director or officer of ours or our subsidiaries (or services performed at our or our subsidiaries’ request) at or prior to the effective time of the Merger (including the transactions contemplated by the Merger Agreement), to the fullest extent permitted by law.

Pursuant to the Merger Agreement, we obtained a six-year “tail” insurance policy with respect to the currently existing directors’ and officers’ liability insurance policies and fiduciary and employment practices liability insurance policies.

Quantification of Termination of Employment Payments and Benefits

Although the Merger was completed on March 23, 2016, the following discussion quantifies the payments and benefits that:

•	each of Messrs. Rigby, Boyle, Velazquez, Fitzgerald and Huffman would have been entitled to receive under each of the Company’s compensation plans if the executive’s employment had terminated under specified circumstances on December 31, 2015 (other than pursuant to the Merger);
•	each of Messrs. Rigby, Boyle, Velazquez, Fitzgerald and Huffman would have been entitled to receive under the Merger Agreement, if the Merger was completed on December 31, 2015;
•	each of Messrs. Rigby, Boyle, Velazquez, Fitzgerald and Huffman would have been entitled to receive by reason of a change in control that had occurred on December 31, 2015 (other than as a result of the Merger);
•	Mr. Rigby would have been entitled to receive under the terms of the Rigby Extension Agreement (other than the discretionary cash bonus of up to $1.5 million thereunder) if his employment had terminated under specified circumstances on December 31, 2015 (other than as a result of the Merger); and
•	Mr. Fitzgerald would have been entitled to receive under the terms of the Fitzgerald Extension Agreement if his employment had terminated under specified circumstances on December 31, 2015 (other than as a result of the Merger).

In each case below (other than the completion of the Merger), the calculations related to the market value of stock-based awards were based on a price of $26.01 per share of Company common stock, which was the closing market price on December 31, 2015. With respect to the completion of the Merger, these calculations were based on a price of $27.25 per share of Company common stock, which is the per share consideration paid under the Merger Agreement upon completion of the Merger. For purposes of this discussion, all RSU awards with respect to the 2013 to 2015 LTIP cycle (which were settled on December 31, 2015) were deemed to have been settled prior to the occurrence of any termination of employment or change in control.

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

Joseph M. Rigby

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Restricted Stock and Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance -Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Accrued But Unpaid Vacation Pay ($)(6)	Total ($)
Change in Control – General(7)	—	1,012,219	3,459,627	2,526,559	5,018	11,847	117,115	7,132,385
Change in Control – Merger Agreement(8)	—	1,015,000	3,675,725	2,647,011	5,018	11,847	117,115	7,471,716
Voluntary Termination	—	1,012,219	—	—	—	—	117,115	1,129,334
Termination Without Cause/For Good Reason(9)	—	1,012,219	3,012,398	1,682,836	—	11,847	117,115	5,836,415
Retirement With Consent of Board	—	1,012,219	—	—	—	—	117,115	1,129,334
Death or Disability	—	1,012,219	3,012,398	1,682,836	—	—	117,115	5,824,568
Termination With Cause(9)	—	—	—	—	—	—	117,115	117,115
(1)	Under the terms of the Rigby Extension Agreement, Mr. Rigby is not entitled to receive any severance payment in connection with a termination of his employment.
(2)	Under the terms of the EICP, to the extent Mr. Rigby’s performance goals are deemed to be achieved, a separation from service from the Company on December 31, 2015 for any reason (except termination for “cause”) would result in the payment of a prorated award to him, because he was at least 55 years old and had more than 10 years of continuous employment with the Company as of such date. These amounts represent the award that would have been received assuming target level performance occurred in 2015.
(3)	Except as otherwise provided in footnote (7), these amounts (i) include unvested restricted stock and time-based RSU awards granted under the LTIP and the 2012 LTIP that would vest and become non-forfeitable immediately upon the date of termination of employment; and (ii) do not include 36,110 fully vested shares of restricted stock that are subject only to transfer restrictions.
(4)	These amounts include additional shares that Mr. Rigby would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination Without Cause/For Good Reason Following Change in Control (non-Merger)	5,166	7,868
Termination Without Cause/For Good Reason Not Following Change in Control	3,773	5,241
Death or Disability	3,773	5,241
Termination Without Cause Following Exelon Merger	5,242	7,868

(5)	Except as otherwise provided in footnote (7), these amounts (i) do not include shares of performance-based restricted stock granted to Mr. Rigby in settlement of his 2015 EICP award and (ii) include shares of common stock that Mr. Rigby would have been entitled to receive under performance-based RSU awards granted to Mr. Rigby under the 2012 LTIP:
•	if such termination occurs in connection with a termination of his employment by the Company without “cause” or by Mr. Rigby for “good reason” (each as defined in the Rigby Employment Agreement) following a change in control (other than the Merger), calculated based on the assumption that he had remained employed with the Company through the end of the performance period and that the target level of performance had been achieved; and
•	other than following a change in control, if such termination occurs in connection with a termination of his employment by the Company without “cause” or by Mr. Rigby for “good reason” (each as defined in the Rigby

Employment Agreement), or due to his death or disability, at the end of the performance period (i) based on the assumption that the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.
(6)	The amount of vacation pay has been calculated based upon the maximum number of eligible vacation days in accordance with the Company’s vacation policy.
(7)	Assumes the termination of Mr. Rigby’s employment by the Company other than for “cause” or by Mr. Rigby for “good reason” (each as defined under the Rigby Employment Agreement), within one year following a change in control, other than as a result of the Merger.
(8)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Rigby’s employment (A) by the Company other than for “cause” or (B) by Mr. Rigby for “good reason” (each as defined under the Rigby Employment Agreement), each as of December 31, 2015.
(9)	Other than in connection with a change in control.

Frederick J. Boyle

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	2,781,000	—	947,674	414,481	1,381	20,773	4,165,309
Change in Control – Merger Agreement(7)	2,781,000	309,000	548,279	651,956	1,381	20,773	4,312,389
Voluntary Termination	—	—	—	—	—	—	—
Termination Without Cause(8)	834,000	—	400,786	414,481	—	10,594	1,659,861
Termination for Good Reason(8)	—	—	—	—	—	—	—
Death or Disability	—	308,153	400,786	414,481	—	—	1,123,420
Termination With Cause(8)	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Boyle’s target EICP award opportunity.
(2)	These amounts represent the award that would have been received under the EICP assuming target-level performance occurred in 2015.
(3)	These amounts include unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Boyle would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by Pepco Holdings or by the Executive For Good Reason Following Change in Control (non-Merger)	1,965	1,291
Termination Without Cause Not Following Change in Control	939	1,291
Death or Disability	939	1,291

(5)	Includes shares of common stock that Mr. Boyle would have been entitled to receive under performance-based RSU awards in the following circumstances, as follows:
•	upon termination of Mr. Boyle’s employment by the Company or by Mr. Boyle for “good reason” (as defined in the 2012 LTIP) following a change in control (other than the Merger), (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and
•	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.
(6)	Assumes the termination of Mr. Boyle’s employment by the Company other than for “cause” or by Mr. Boyle for “good reason” (each as defined under the CIC Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Boyle’s employment either by the Company with or without “cause,” or by Mr. Boyle for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Boyle’s employment by the Company other than for “cause” or by Mr. Boyle for “good reason” (each as defined under the CIC Plan), each as of December 31, 2015.

(8)	Other than in connection with a change in control.

David M. Velazquez

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	2,964,600	328,497	1,010,827	442,685	2,708	20,773	4,770,090
Change in Control – Merger Agreement(7)	2,964,600	329,400	585,103	696,319	2,708	20,773	4,598,903
Voluntary Termination	—	328,497	—	—	—	—	328,497
Termination Without Cause(8)	888,400	328,497	427,630	442,685	—	10,594	2,097,806
Termination for Good Reason(8)	—	328,497	—	—	—	—	328,497
Death or Disability	—	328,497	427,630	442,685	—	—	1,198,812
Termination With Cause(8)	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Velazquez’s target EICP award opportunity.
(2)	Under the terms of the EICP, to the extent Mr. Velazquez’s performance goals are deemed to be achieved, a separation from service from the Company on December 31, 2015 for any reason (except termination for “cause”) would result in the payment of a prorated award to him, because he was at least 55 years old and had more than 10 years of continuous employment with the Company as of such date. These amounts represent the award that would have been received assuming target-level performance occurred in 2015.
(3)	These amounts include unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Velazquez would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by Pepco Holdings or by the Executive For Good Reason Following Change in Control (non-Merger)	2,095	1,379
Termination Without Cause Not Following Change in Control	1,001	1,379
Death or Disability	1,001	1,379

(5)	These amounts (i) do not include shares of performance-based restricted stock granted to Mr. Velazquez in settlement of his 2015 EICP award and (ii) include shares of common stock that Mr. Velazquez would have been entitled to receive under performance-based RSU awards, as follows:
•	upon termination of Mr. Velazquez’s employment by the Company or by Mr. Velazquez for “good reason” (as defined in the 2012 LTIP) following a change in control, (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and
•	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.
(6)	Assumes the termination of Mr. Velazquez’s employment by the Company other than for “cause” or by Mr. Velazquez for “good reason” (each as defined under the CIC Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Velazquez’s employment either by the Company with or without “cause,” or by Mr. Velazquez for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Velazquez’s employment by the Company other than for “cause” or by Mr. Velazquez for “good reason” (each as defined under the CIC Plan), each as of December 31, 2015.
(8)	Other than in connection with a change in control.

Kevin C. Fitzgerald

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance -Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	3,040,200	—	1,038,137	616,870	2,778	17,770	4,715,755
Change in Control – Merger Agreement(7)	3,040,200	337,800	601,635	885,761	2,778	17,770	4,885,944
Voluntary Termination	—	—	—	—	—	—	—
Termination Without Cause(8)	910,800	—	439,528	616,870	—	9,063	1,976,261
Termination For Good Reason(8)	—	—	—	160,950	—	—	160,950
Death or Disability	—	336,874	439,528	616,870	—	—	1,393,272
Termination With Cause(8)	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Fitzgerald’s target EICP award opportunity.
(2)	These amounts represent the award that would have been received under the EICP assuming target-level performance occurred in 2015.
(3)	Includes unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Fitzgerald would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by Pepco Holdings or by the Executive For Good Reason Following Change in Control (non-Merger)	2,155	1,419
Termination Without Cause Not Following Change in Control	1,031	1,419
Death or Disability	1,031	1,419

(5)	These amounts (i) do not include shares of performance-based restricted stock granted to Mr. Fitzgerald in settlement of his 2015 EICP award and (ii) include shares of common stock that Mr. Fitzgerald would have been entitled to receive under performance-based RSU awards, as follows:
•	in the case of the 2015 performance-based award pursuant to the Fitzgerald Employment Agreement, at the end of the performance period, calculated by assuming that he had remained employed with the Company through the end of the performance period and that the target level of performance had been achieved; and
•	in the case of all other performance-based RSU awards granted to Mr. Fitzgerald under the 2012 LTIP:
o	if such termination occurs in connection with a termination of his employment by the Company without “cause” or by Mr. Fitzgerald with “good reason” (each as defined in the 2012 LTIP) following a change in control, (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and
o	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.
(6)	Assumes the termination of Mr. Fitzgerald’s employment by the Company other than for “cause” or by Mr. Fitzgerald for “good reason” (each as defined under the CIC Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Fitzgerald’s employment either by the Company with or without “cause,” or by Mr. Fitzgerald for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Fitzgerald’s employment by the Company other than for “cause” or by Mr. Fitzgerald for “good reason” (each as defined under the CIC Plan), each as of December 31, 2015.
(8)	Other than in connection with a change in control.

John U. Huffman

Termination Event	Severance Payment ($)(1)	EICP Payment ($)(2)	Accelerated Vesting of Time-Based RSUs ($)(3)(4)	Accelerated Vesting of Performance- Based RSUs ($)(4)(5)	Welfare Plan Benefit Payment ($)	Healthcare and Related Benefits ($)	Total ($)
Change in Control – General(6)	1,512,400	238,146	586,630	257,281	1,964	17,770	2,614,191
Change in Control – Merger Agreement(7)	1,512,400	238,800	339,753	404,690	1,964	17,770	2,515,377
Voluntary Termination	—	238,146	—	—	—	—	238,146
Termination Without Cause(8)	646,800	238,146	248,264	257,281	—	9,063	1,399,554
Termination for Good Reason(8)	—	238,146	—	—	—	—	238,146
Death or Disability	—	238,146	248,264	257,281	—	—	743,691
Termination With Cause(8)	—	—	—	—	—	—	—
(1)	In accordance with the terms of the CIC Plan, calculated based upon Mr. Huffman’s target EICP award opportunity.
(2)	Under the terms of the EICP, to the extent Mr. Huffman performance goals are deemed to be achieved, a separation from service from the Company on December 31, 2015 for any reason (except termination for “cause”) would result in the payment of a prorated award to him, because he was at least 55 years old and had more than 10 years of continuous employment with the Company as of such date. These amounts represent the award that would have been received assuming target-level performance occurred in 2015.
(3)	These amounts include unvested time-based RSU awards granted under the 2012 LTIP that would have vested and become non-forfeitable immediately upon the date of termination of employment.
(4)	These amounts include the following number of additional shares that Mr. Huffman would have been entitled to receive upon vesting of his RSU awards as a result of accrued dividend equivalents thereon, in each of the following circumstances:

	Additional Shares Vested As a Result of Accrued Dividend Equivalents on Accelerated RSU Awards
Termination Event	Time-Based (#)	Performance-Based (#)
Termination by Pepco Holdings or by the Executive For Good Reason Following Change in Control (non-Merger)	1,216	801
Termination Without Cause Not Following Change in Control	581	801
Death or Disability	581	801

(5)	These amounts include shares of common stock that Mr. Huffman would have been entitled to receive under performance-based RSU awards, as follows:
•	upon termination of Mr. Huffman’s employment by the Company or by Mr. Huffman for “good reason” (as defined in the 2012 LTIP) following a change in control, (i) based on the assumption that, as of the date of termination, target level of performance had been achieved and (ii) prorated for the number of days employed during the performance period; and
•	upon termination of his employment by the Company without “cause” (as defined in the 2012 LTIP) not following a change in control, or due to his death or disability (i) based on the assumption that, at the end of the performance period, the Compensation Committee had determined that the performance goals had been met at target and (ii) prorated for the number of days employed during the performance period.
(6)	Assumes the termination of Mr. Huffman’s employment by the Company other than for “cause” or by Mr. Huffman for “good reason” (each as defined under the CIC Plan and the Management Severance Plan) within two years following a change in control; however, the accelerated vesting of RSUs would apply only in the event of a termination of Mr. Huffman’s employment either by the Company with or without “cause,” or by Mr. Huffman for “good reason” (each as defined under the 2012 LTIP), each within one year following a change in control.
(7)	Assumes (i) the completion of the Merger and (ii) the termination of Mr. Huffman’s employment by the Company other than for “cause” or by Mr. Huffman for “good reason” (each as defined under the CIC Plan), each as of December 31, 2015.
(8)	Other than in connection with a change in control.

Compensation Policies and Practices Relating to Risk Management

The Compensation Committee’s charter requires that the Compensation Committee review and assess risks and risk mitigation strategies applicable to the Compensation Committee’s specific areas of primary responsibility.

In February 2016, the Compensation Committee reviewed the results of the annual risk assessment of the Company’s compensation policies and practices for all employees, including executives. This assessment, which included, among other things, a review of the Company’s 2015 short-term and long-term incentive-based compensation, sought to identify features of the Company’s compensation policies and practices that could encourage excessive risk-taking.

In order to focus employees on performance objectives that promote the best interests of the Company and its stockholders, short-term and long-term incentive-based compensation are linked to the achievement of measurable financial and business goals, and, in the case of short-term incentives, individual performance goals. The risk assessment conducted found that these arrangements are coupled with compensation design elements and other controls that discourage business decision-making that is focused solely on the compensation consequences. These compensation design elements and other controls include:

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

On the basis of its review of the Company’s compensation programs, it was concluded, and the Compensation Committee was advised, that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

In 2015, Messrs. Barbas, Dunn, Frisby, Harker (until he resigned from the Board effective as of June 30, 2015) and Silverman, and Ms. Krumsiek served as members of the Compensation Committee. No person who served as a member of the Compensation Committee during the year ended December 31, 2015, was a current or former officer or employee of the Company, or engaged in certain transactions with the Company required to be disclosed as “related person transactions” under SEC regulations. There were no compensation committee “interlocks” during the fiscal year ended December 31, 2015, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of the Board or as a member of the Compensation Committee.

Director Compensation

Elements of Director Compensation

During 2015, each non-management director of Pepco Holdings was paid an annual Board retainer comprised of $50,000 in cash and $65,000 in Pepco Holdings equity. The equity portion of the retainer was paid in the form of RSU awards issued under the 2012 LTIP. These RSUs vest upon the earlier of one year after the date of grant or on the date of the next annual meeting of stockholders. During 2015, the Audit Committee chair and Lead Independent Director received supplemental cash retainers of $10,000 and $25,000, respectively. Each director also received a fee of $2,000 per meeting attended in person or by telephone conference call.

These directors are permitted to elect to defer the receipt of their cash retainer and meeting fees under the terms of the Pepco Holdings Second Revised and Restated Executive and Director Deferred Compensation Plan, or the Deferred Compensation Plan. Pepco Holdings Deferred Compensation Plan deferrals are deemed invested, at the election of the participating director, in a prime rate interest account, an investment fund account selected by the Compensation Committee, or a phantom share account that mirrors an investment in shares of common stock. For information on the Pepco Holdings Deferred Compensation Plan, see “Executive Compensation — Nonqualified Deferred Compensation — Description of Nonqualified Deferred Compensation Plans and Arrangements — Pepco Holdings Deferred Compensation Plan.”

The Board has approved a non-management director deferral program that permits such directors to elect to defer the common stock settlement of the RSUs awarded as the equity component of the annual Board retainer, until:

•	the date the director leaves the Board;
•	the January 31 after the director leaves the Board; or
•	another date to be specified by the director in advance, which with respect to 2015 deferrals may not be before January 31, 2018.

We provide non-management directors with travel accident insurance for Company-related travel and directors’ and officers’ liability insurance coverage, and reimburse them for travel, hotel and other out-of-pocket expenses incurred in connection with the performance of their duties as directors.

We also provide non-management directors with free parking at our headquarters. Directors also may use these parking spaces other than in connection with the performance of their duties as directors. In addition, during 2015, Company-leased entertainment venues and Company-purchased tickets to sporting and cultural events were made available to non-management directors for personal use when not being used by us for business purposes. There was no incremental cost to us for providing these benefits to non-management directors.

Review and Oversight of Director Compensation

The compensation of the non-management directors is reviewed periodically by the Nominating Committee, which makes recommendations for changes, if any, to the Board for its approval. No changes were made to non-management director compensation in 2015.

2015 Director Compensation Table

The following table sets forth the compensation earned by our non-management directors during 2015. No non-management director received or earned any other compensation from the Company during 2015, other than the compensation described in this section.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Paul M. Barbas	109,000	65,000	174,000
Jack B. Dunn, IV	112,000	65,000	177,000
H. Russell Frisby, Jr.	106,000	65,000	171,000
Terence C. Golden	104,000	65,000	169,000
Patrick T. Harker(3)	56,000	65,000	88,500
Barbara J. Krumsiek	104,000	65,000	169,000
Lawrence C. Nussdorf	100,000	65,000	165,000
Patricia A. Oelrich	112,000	65,000	177,000
Lester P. Silverman	145,000	65,000	210,000
(1)	The following table sets forth, as of December 31, 2015 and March 23, 2016 (immediately prior to the completion of the Merger), the number of phantom shares (each corresponding to one share of common stock) credited to the account of the non-management directors who participate in the Pepco Holdings Deferred Compensation Plan and who have elected to have director compensation deferred into the phantom share account. Phantom shares under the Pepco Holdings Deferred Compensation Plan may be settled only in cash. No directors deferred any compensation into the phantom share account in 2015.

	Phantom Shares Credited (#)
Name	As of December 31, 2015	As of March 23, 2016
Terence C. Golden	7,781	7,781
Barbara J. Krumsiek	22,119	22,119
Lawrence C. Nussdorf	5,102	5,102
Lester P. Silverman	29,073	29,073

(2)	The amount shown for 2015 is the aggregate grant date fair value, as determined in accordance with ASC 718 (excluding the effect of estimated forfeitures), of awards of time-based RSUs granted as the equity component of the annual Board retainer during that year. For a discussion of the assumptions made in determining the aggregate grant date fair value of these awards, see Note (12), “Stock-Based Compensation, Dividend Restrictions, and Calculations of Earnings Per Share of Common Stock — Stock-Based Compensation” in the Company’s consolidated financial statements included in the 2015 Form 10-K.

(3)	Dr. Harker resigned from the board as of June 30, 2015.

Director Stock Ownership Requirements

Prior to the completion of the Merger, non-management directors were required to own common stock or common stock equivalents (which include, without limitation, phantom shares under the Pepco Holdings Deferred Compensation Plan and RSUs issued under the 2012 LTIP) that had a market value equal to at least four times the annual board cash retainer. Immediately prior to the completion of the Merger, the annual Board cash retainer was $50,000 per year. Non-management directors serving on the Board as of May 18, 2012 had until May 18, 2017 to reach this share ownership level. Directors elected or appointed to the Board for the first time thereafter had five years after the date of their initial election or appointment to meet this requirement. As of immediately prior to the completion of the Merger, all of the Company’s directors either met the share ownership requirement or joined the Board within the last five years and were subject to the phase-in provision under the policy.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

As discussed in the Explanatory Note, as a result of the completion of the Merger on March 23, 2016, a change in control of Pepco Holdings occurred, and Pepco Holdings became an indirect, wholly owned subsidiary of Exelon.  At the effective time of the Merger, (i) each outstanding share of Pepco Holdings common stock was converted into the right to receive $27.25, and (ii) Pepco Holdings restricted stock units, performance stock units and awards were cancelled and converted into the right of the holder to receive $27.25 per applicable share.  In connection with the closing of the Merger and the subsequent Conversion, PH Holdco LLC, an indirect, wholly owned subsidiary of Exelon, owns 100% of the member interest of Pepco Holdings.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to securities issuable under our existing equity compensation plans and reflects the settlement on December 31, 2015 of all RSU awards issued under the LTIP and the 2012 LTIP with respect to the 2013 to 2015 LTIP cycle.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,210,064(2)	-	11,873,511(3)
Total	2,210,064(2)	-	11,873,511(3)
(1)	Equity compensation plans approved by stockholders include the LTIP and the 2012 LTIP. No stock-based awards may be granted under the LTIP, which has expired.
(2)	The number of shares shown in column (a) represents the number of shares of common stock subject to outstanding awards under the LTIP and the 2012 LTIP as of December 31, 2015. Such amounts were based upon (i) the maximum number of shares that could be received under all outstanding awards, including outstanding performance-based RSU awards, and (ii) the crediting of dividend equivalents accrued on all such outstanding awards through December 31, 2015.
(3)	The number of shares shown in column (c) represents the number of shares of common stock subject to awards (including RSUs) (i) that could have been granted in the future under the LTIP as of December 31, 2015, had the LTIP not expired as of August 1, 2012 pursuant to its terms, and (ii) that may be granted in the future under the 2012 LTIP, as follows:

Plan	Maximum Number of Shares Subject to Equity Awards That May be Granted Under the Plan	Shares Subject to Equity Awards Outstanding Under the Plan as of December 31, 2015(a)	Shares Subject to Equity Awards that May be Granted After December 31, 2015 Under the Plan
LTIP(b)	10,000,000	118,411	6,828,203
2012 LTIP	8,000,000	2,091,653	5,045,308
(a)	The foregoing amounts reflect (i) the maximum number of shares that could be received under all outstanding awards, including outstanding performance-based RSU awards and (ii) the crediting of dividend equivalents accrued on all such outstanding awards through December 31, 2015.
(b)	As of May 18, 2012, the 2012 LTIP was approved by stockholders to replace the LTIP, and as of that date no new awards are to be granted under the LTIP. However, dividend equivalents will continue to accrue on outstanding awards granted under the LTIP prior to May 18, 2012 until all such awards are settled or forfeited.

As of December 31, 2015, a total of 3,053,386 shares and 863,039 shares of common stock had been issued pursuant to the grant or settlement of awards under the LTIP and the 2012 LTIP, respectively.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Director Independence Standards

The NYSE’s listing standards require that:

•	a majority of our directors satisfy the NYSE’s independence standards applicable to all directors;
•	all of the members of the Audit Committee satisfy the NYSE’s independence standards applicable to Audit Committee members;
•	all of the members of the Compensation Committee satisfy the NYSE’s independence standards applicable to Compensation Committee members; and
•	all of the members of the Nominating Committee satisfy the NYSE’s independence standards.

Applying these standards, the Board determined that eight of our nine directors prior to the Merger, consisting of Messrs. Barbas, Dunn, Frisby, Golden, Nussdorf and Silverman, and Mmes. Krumsiek and Oelrich, qualified as independent. The Board also determined that each of Messrs. Barbas, Golden, and Nussdorf, and Dr. Oelrich, satisfied the NYSE’s independence standards for Audit Committee members, each of Messrs. Barbas, Dunn, Frisby and Silverman, satisfied the NYSE’s independence standards for Compensation Committee members, and each of Messrs. Dunn, Nussdorf and Silverman, and Mmes. Krumsiek and Oelrich, satisfied the NYSE’s independence standards for Corporate Governance/Nominating Committee members. The Board also determined that Patrick T. Harker, our former director who served on the Board during 2015, qualified as independent and satisfied the relevant NYSE independence standards with respect to his service on the Audit and Compensation Committees while serving as a director.

For a director to be considered independent under the NYSE listing standards, a director cannot have any of the disqualifying relationships enumerated by the NYSE listing standards. Furthermore, the Board also must determine that the director does not otherwise have any direct or indirect material relationship with the Company. The Board of Directors considers all relevant facts and circumstances when assessing the materiality of a director’s relationship with the Company, not only from the standpoint of the director but also from that of persons or organizations with which the director has an affiliation. Material relationships can include, for example, commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. To assist the Board in considering these relationships, the Board has adopted, as part of our Corporate Governance Guidelines, non-exclusive guidelines of material director relationships. Prior to the completion of the Merger, our Corporate Governance Guidelines could be found on our website. Under these guidelines, which are based in significant part on the disqualifying relationships enumerated by the NYSE listing standards and the SEC’s independence standard for audit committee members, a Pepco Holdings director is not “independent” if the director has any of the material relationships specified in the table below.

Pepco Holdings Corporate Governance Guidelines – Material Director Relationships

Type of Relationship(1)	Description of Relationship
Employee or executive officer of Pepco Holdings(2)

•       A director who is, or has been within the last three years, an employee of Pepco Holdings OR

•       An immediate family member of a director who is, or has been within the last three years, an executive officer of Pepco Holdings (3)

Receipt of direct compensation from Pepco Holdings (2)	Receipt by the director or an immediate family member, during any 12-month period within the last three years, of more than $120,000 in direct compensation from Pepco Holdings, other than director and committee fees and pension benefits or other forms of deferred compensation for prior service (provided pension benefits or deferred compensation are not contingent in any way on continued service)
Receipt of indirect compensation from Pepco Holdings (2)

Another company has made payments to, or received payments from, Pepco Holdings for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of the other company’s consolidated gross revenues

AND

The other company is a “related entity,” which means that:

•       a Pepco Holdings director is a current employee of the other company OR

•       an immediate family member of the Pepco Holdings director is a current executive officer of the other company(4)

Relationships with external or internal auditor(2)

Any of the following relationships exist:

•       the director is a current partner or employee of Pepco Holdings’ internal or external auditor

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

Compensation committee interlocks(2)	The director or an immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of Pepco Holdings’ present executive officers at the same time serves or served on that other company’s compensation committee.
Relationships attributable to independence of Audit Committee members

A director who is a member of the Audit Committee may not accept directly or indirectly any consulting, advisory, or other compensatory fee from Pepco Holdings or any subsidiary (other than fees for service as a director), provided that, unless the rules of the NYSE provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service (provided that such compensation is not contingent in any way on continued service).(5)

A director who is an “affiliated person” of Pepco Holdings or any subsidiary (other than in his or her capacity as a member of the Board or a Board committee) as defined by the SEC shall not be considered independent for purposes of Audit Committee membership. For purposes of this test only, a director who beneficially owns more than 3% of Pepco Holdings’ common stock will be considered to be an “affiliated person.”

(1)	Under our Corporate Governance Guidelines, for purposes of considering the existence or materiality of a director’s relationship with Pepco Holdings or the relationship with Pepco Holdings of a related entity, payments for electricity, gas or other products or services made in the normal course of business at prices generally applicable to similarly situated customers shall not be taken into account.
(2)	Also a disqualifying relationship under the NYSE listing standards.
(3)	Generally, under SEC rules, the term “executive officer” is defined to mean a president, principal financial officer, controller, any vice president in charge of a principal business unit, division or function, any other officer who performs a policy-making function, or any other person who performs similar policy-making functions. Officers of a subsidiary are deemed to be officers of the parent if they perform such policy-making functions for the parent. A list of Pepco Holdings’ executive officers as of the date of this Form 10-K/A has been provided in the 2015 Annual Report.
(4)	Contributions by Pepco Holdings to a tax exempt organization in which any Pepco Holdings independent director serves as an executive officer shall not be considered “payments” for purposes of this test, if, within the preceding three years, contributions in any single fiscal year from Pepco Holdings to the tax-exempt organization exceeded the numerical standards for this test, so long as Pepco Holdings has disclosed in its proxy statement any such contributions.
(5)	The term “indirect acceptance” by a member of the Audit Committee of any consulting, advisory, or other compensatory fee includes acceptance of such fee by a spouse, a minor child or stepchild or a child or stepchild sharing a home with the member or by an entity in which such member is a partner, member, an officer such as a managing director occupying a comparable position or executive officer, or occupies a similar position (except limited partners, non-managing members and those occupying similar positions who, in each case, have no active role in providing services to the entity) and which provides accounting, consulting, legal, investment banking or financial advisory services to Pepco Holdings or any subsidiary.

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

Dr. Harker resigned as a member of the Board as of June 30, 2015. Prior to his resignation from the Board, Dr. Harker had been President of the University of Delaware since 2007. Dr. Harker also resigned from his position with the University of Delaware in June 2015. In each of the University of Delaware’s fiscal years ending June 2015, 2014 and 2013, DPL delivered, and in some cases also supplied, electricity and natural gas to various University of Delaware accounts on terms specified in tariffs approved by the Delaware Public Service Commission. Also, the Company provides tuition assistance payments as a benefit to its employees under a broad-based, non-discriminatory policy, some of whom have used these benefits to attend the University of Delaware.

Mr. Nussdorf is the Chairman and Chief Executive Officer of Clark Enterprises. Clark Enterprises and its affiliates purchased electricity from Pepco in 2015, 2014 and 2013. Electricity was purchased from Pepco on terms specified in tariffs approved by the applicable public service commission. In addition, Pepco Energy Services has entered into a teaming agreement regarding proposed energy savings performance contract bids with an entity which was, prior to December 31, 2015, an affiliate of Clark Enterprises. Prior to December 31, 2015, no payments by Pepco Energy Services were made to the now former affiliate of Clark Enterprises and no contract was entered into with the proposed customer.

Mr. Silverman is a member of the board of directors of Columbia Pipeline Group, Inc. (Columbia). Columbia and its affiliates purchased electricity from Pepco Holdings’ utility subsidiaries in 2015, 2014 and 2013 on terms specified in tariffs approved by the applicable public service commission. In addition, during 2015, 2014 and 2013, subsidiaries of Pepco Holdings transacted with Columbia or its subsidiaries for natural gas storage and transportation services at rates determined by FERC approved tariffs.

With respect to each of the matters discussed above, the Board determined that:

•	the relationship between each respective related entity (or its affiliates) and Pepco Holdings or a subsidiary thereof was solely a business relationship which did not convey any special benefits upon the Pepco Holdings director who was affiliated with such related entity;
•	the amounts paid to Pepco Holdings or its subsidiary under the contract were below the numerical threshold set forth in the Corporate Governance Guidelines with respect to payments for property and services between the Company or its subsidiaries and a related entity; and
•	the amounts paid by the related entity to Pepco Holdings or its subsidiary under the contract constituted payment for electricity and/or natural gas made in the normal course of business at prices generally applicable to similarly situated customers.

For these reasons, the Board determined that these business relationships did not disqualify Dr. Harker, Mr. Nussdorf or Mr. Silverman as an independent director.

In making independence determinations under the NYSE listing standards with respect to a Pepco Holdings director, the Board, where applicable, reviewed whether, and to what extent, a director or certain related entities have purchased electricity or natural gas from any of the Company’s regulated utility subsidiaries at rates prescribed by applicable law or governmental authority. Where such purchases would not disqualify the director from a determination of independence under the NYSE listing standards, the Board determined that such relationships do not create a direct or indirect material relationship with the Company which would preclude a determination of independence.

Board Review of Transactions With Related Persons

The Board adopted a procedure for reviewing and approving or ratifying transactions with related persons to ensure compliance with the Company’s Conflicts of Interest Business Policy and Corporate Governance Guidelines, and applicable law. Prior to the completion of the Merger, this procedure, entitled the Procedure for Evaluating Related Person Transactions, could be found on the Company’s website.

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

The documents listed below are being filed, furnished or submitted on behalf of Pepco Holdings. The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of Pepco Holdings’ or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
31.1	Pepco Holdings	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Pepco Holdings	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

(b)  Exhibits.

The list of exhibits filed with this Form 10-K/A is set forth on the exhibit index appearing at the end of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEPCO HOLDINGS LLC (Registrant)

April 28, 2016	By	/s/ DAVID M. VELAZQUEZ
David M. Velazquez President and Chief Executive Officer

INDEX TO EXHIBITS FILED HEREWITH
Exhibit No.	Registrant(s)	Description of Exhibit
31.1	Pepco Holdings	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Pepco Holdings	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer